Form 10-Q/A
period 1995-12-31
IGEN INC /CA/
filed 1996-06-27
CIK 916304

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                 FORM 10-Q/A-2

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                      For Quarter Ended  December 31, 1995
                                         -----------------

                       Commission File Number     0-23252
                                             ------------

                                   IGEN, INC.
                                   ----------
             (Exact name of registrant as specified in its charter)


                         CALIFORNIA          94-2852543
                         ------------------------------
      (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                      Identification No.)



              16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD    20877
              ---------------------------------------------------
             (Address of principal executive offices)  (Zip Code)


                                     301-984-8000
                                   --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes     X  No
                                   -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                       Outstanding at February 2, 1996

      Common Stock, $0.001 par value                     14,897,417
    --------------------------------                    ------------

Exchange Commission as part of the Company's application for confidential treatment.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      IGEN, Inc.



Date:  June 26, 1996                  /s/George V. Migausky
       -------------                  ---------------------
                                      George V. Migausky
                                      Vice President of Finance and Chief
                                      Financial Officer (On behalf of the
                                      Registrant and as Principal Financial
                                      Officer)

                                 EXHIBIT INDEX
                                 -------------



Exhibit Number        Description                                    Page
- --------------        -----------                                    ----

4.1                   Rights Agreement, dated as of
                      December 21, 1995, between the
                      Registrant and the First National
                      Bank of Boston/(1)/.

4.2                   Form 8-A, filed December 29, 1995,
                      registering the Preferred Share Purchase
                      Rights/(1)/.

10.22                 Joint Venture Agreement, dated as of
                      November 30, 1995, between MSD,
                      MST and the Company/(2)/.

10.23                 Limited Liability Company Agreement,
                      dated as of November 30, 1995, between MSD, MST and the Company/(3)/.

10.24                 IGEN/MSD License Agreement, dated
                      as of November 30, 1995, between
                      MSD and the Company/(2)(3)/.

10.25                 Indemnification Agreement, dated as of
                      November 30, 1995, between the
                      Company and Jacob Wohlstadter/(3)/.

11.1                  Statements regarding computation of
                      per share earnings for the three and
                      nine months ended December 31, 1995
                      and 1994/(3)/.



/(1)/ Incorporated herein by reference to the Current Report on Form 8-K filed January 3, 1996.

/(2)/ Confidential treatment has been requested for portions of this document. Brackets indicate portions of text that have been omitted. A separate filing of such omitted text has been made with the Securities and Exchange Commission as part of the Company's application for confidential treatment.

/(3)/ Previously filed.