Form 10-K
period 1996-03-31
IGEN INC /CA/
filed 1996-07-15
CIK 916304

                       SECURITIES AND EXCHANGE COMMISION
                              Washington, DC 20549

                                   FORM 10-K
  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                      For Fiscal Year Ended March 31, 1996
                                            -------------
                       Commission File Number    0-23252
                                                 -------
                                   IGEN, Inc.
                                   ---------
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                                    94-2852543
               ----------                                    ----------
    (State or other jurisdiction of                         (IRS Employer
     incorporation or organization)                      Identification No.)

16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD                        20877
- ----------------------------------------                        -----
(Address of principal executive offices)                     (Zip Code)

                                 301-984-8000
                                 ------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $0.001 par value
                         -----------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X       No _______
                                  -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 17, 1996, computed by reference to the closing sale price of such stock quoted on the Nasdaq National Market, was approximately $56,580,500. For the purposes of this calculation, shares owned by officers, directors and 5% shareholders known to the Registrant have been deemed to be owned by affiliates.

The number of shares outstanding of the Registrant's Common Stock as of June 17, 1996 was 14,938,689.

This is page 1 of _____ pages.

The exhibit index appears on page _____.

                      DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K. Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on September 10, 1996.

PART I

Item 1. Business

Introduction

IGEN develops, manufactures and markets diagnostic systems utilizing its patented ORIGEN technology, which is based on electrochemiluminescence. This proprietary technology utilizes labels that, when attached to a biological substance and electrochemically stimulated, emit light at a particular wavelength to signal the presence of an analyte. The light emission then can be measured with a high degree of accuracy to detect and quantify the analyte. The ORIGEN technology thus provides a proprietary uniform assay format for conducting a multitude of diagnostic tests, including immunoassays, nucleic acid probe and clinical chemistry tests. The Company believes that its ORIGEN diagnostic systems will offer significant advantages over existing systems in terms of speed, sensitivity, flexibility, throughput and cost effectiveness. The Company is designing its diagnostic systems to become the industry standard for all segments of the diagnostic market, from large central laboratories to patient point-of-care and in-home testing.

IGEN's business strategy is to develop certain products in collaboration with established healthcare and information technology companies and to develop and market products either independently or with corporate partners in the patient point-of-care, life science research and industrial markets.

IGEN's collaborations with established diagnostic and pharmaceutical companies have provided the Company with revenues from licensing agreements, as well as access to large marketing organizations that it believes are well positioned to maximize market penetration of the ORIGEN technology. The Company has entered into several strategic alliances, including:

 . Boehringer Mannheim GmbH ("Boehringer Mannheim") -- the second largest worldwide manufacturer of diagnostic equipment and supplies that is part of Corange Limited, a multinational corporation with annual revenues exceeding $3 billion -- to develop ORIGEN-based clinical immunodiagnostic and nucleic acid probe systems that will be marketed worldwide to clinical reference laboratories. IGEN received $50 million in license fees from Boehringer Mannheim and will receive royalties on all product sales. In 1996, Boehringer Mannheim introduced its first ORIGEN-based system.

 . Organon Teknika B.V. ("Organon Teknika") -- a company specializing in hospital and blood bank products, which is a business unit of Akzo Nobel N.V., a multinational corporation with annual revenues of approximately $10 billion -- to develop and commercialize ORIGEN-based nucleic acid probe systems that will be marketed worldwide to clinical diagnostic and life science research markets. IGEN received $20 million under its agreements with Organon Teknika. Organon Teknika introduced its first ORIGEN-based product, the NASBA QR System together with test kits for the detection of HIV-1 RNA in 1994.

 . Eisai Co., Ltd. ("Eisai") -- the ninth largest Japanese pharmaceutical company--to market in Japan an ORIGEN-based diagnostic system for agreed-upon diagnostic tests. Eisai has entered into an $8 million agreement with IGEN, of which $6 million has been received to date.

IGEN currently sells the ORIGEN Detection System and related reagents for life science research applications. The Company believes that its ORIGEN Detection System can replace many of the complex and less sensitive immunoassays methods presently in use, including radioimmunoassays. The Company is also developing a point-of-care diagnostic system for use outside the central laboratory by an operator with no special skill or training. The Company believes that its ORIGEN-based system will be particularly suited for the point-of-care market because of its speed, simplicity and cost effectiveness.

IGEN anticipates that application of the ORIGEN technology will exist in the field of in-home testing (patient self-testing), in which IGEN's technology may enable the creation of compact, inexpensive diagnostic products. The Company is currently monitoring the development of healthcare communication networks and intends to design its point-of-care and in-home testing systems for integration into such networks.

IGEN, Inc. was incorporated in California in 1982. During 1995, IGEN relocated its executive offices, laboratory and manufacturing operations to 16020 Industrial Drive, Gaithersburg, Maryland 20877. Unless the context otherwise requires, the "Company" and "IGEN" refer to IGEN, Inc.

Industry Background

In vitro diagnostic testing is the process of analyzing blood, urine and other specimens to screen for, monitor and diagnose diseases and other medical conditions or to determine the chemical and microbiological constituents of the specimens. The major procedures currently used are chemistry, immunodiagnostic, nucleic acid probe, hematological and microbiological tests.

Chemistry tests utilize established analytical methods for measuring simple compounds such as glucose and cholesterol, elements such as sodium and potassium, gases and enzymes. The types of samples that can be analyzed include biological specimens such as blood and urine as well as environmental materials, foods and beverages. The results of the analysis can be qualitative, identifying only the presence or absence of an analyte, or quantitative, identifying also the precise level of the analyte in the specimen.

Immunodiagnostic tests utilize antibodies to detect specific analytes such as viruses, hormones, therapeutic drugs and other substances present in the blood or other specimens in extremely low concentrations. To develop an immunodiagnostic test, an antibody is created that binds specifically to the analyte to be detected. The antibody is then coupled to a label that signals to an instrument the presence of the analyte in a way that can be measured. Immunodiagnostic tests are characterized by a relatively high rate of technological change and the frequent introduction of new clinical tests. Currently, most immunodiagnostic tests are performed in clinical laboratories by skilled technicians who must process the specimen, measure its volume, add reagents and use sophisticated machines to read and calculate the results.

Nucleic acid probe tests allow the detection of disease at the fundamental genetic level. The absence or presence of certain genes or gene mutations have been found to be reliable indicators of specific cancers, genetic disorders and infectious diseases. Nucleic acid probes provide a direct means of detecting nucleic acid sequences associated with either infectious agents or certain genes in a biological sample. One difficulty in the development of nucleic acid-based diagnostic technology is the low concentration of nucleic acid in the sample, which generally renders direct detection impractical. Recent solutions to this problem, including the DNA Polymerase Chain Reaction ("PCR") or Nucleic Acid Sequence-Based Amplification ("NASBA"), are capable of amplifying trace amounts of target nucleic acid hundreds of millions of times and allow for the detection of disease-causing genes before symptoms appear.

Diagnostic procedures are performed primarily in three different markets: the clinical diagnostic market, including hospitals, reference laboratories, blood banks, patient point-of-care testing and home testing; the life science market, including laboratories in pharmaceutical and biotechnology companies, universities, private institutes and the government; and the industrial market, which consists of food and water quality assurance programs, agricultural diagnostics and animal health testing.

ORIGEN Technology

The ORIGEN technology is a proprietary technology based on electrochemiluminescence which utilizes labels that, when attached to a biological substance and electrochemically stimulated, emit light at a particular wavelength to signal the presence of an analyte. The light emission can then be measured with a high degree of accuracy to detect and quantify the analyte. The Company's ORIGEN technology thus provides a uniform assay format to conduct a multitude of diagnostic tests including immunoassay, nucleic acid probe and clinical chemistry tests. The ORIGEN technology is protected by numerous patents in the United States and internationally.

Using the ORIGEN technology as a platform, IGEN and its collaborators are developing diagnostic systems that offer many advantages over current technologies. The Company believes that its ORIGEN technology offers improved speed, sensitivity, flexibility and throughput relative to existing diagnostic technologies and lowers the cost of diagnostic procedures. The ORIGEN system directly measures electrochemiluminescence, and does not involve the use of enzymes common in competing systems, thus permitting a simplified assay format. The ORIGEN diagnostic systems can be automated to provide in a uniform format a large number of immunoassay, nucleic acid probe and clinical chemistry tests. The major features and benefits of proprietary ORIGEN-based diagnostic systems are:


Feature                               Benefit

Simple Assay Format                   Reduces time and labor in performing an
                                      assay.
Flexibility                           Enables a single instrument to perform
                                      immunoassays on large and small
                                      molecules and to perform DNA and
                                      RNA probe assays. Permits immunoassays to
                                      be integrated with clinical chemistry
                                      systems.
Cost                                  Reduces assay cost per test.
Speed                                 Produces quick results. Enables high
                                      throughput (random access).
Sensitivity                           Allows detection of analytes at
                                      very low concentrations.
Precision                             Provides highly-reproducible
                                      measurements.
Label Stability                       Extends reagent shelf life.
                                      Improves measurement accuracy.

The essential component of the ORIGEN system is the measurement module, which consists of a flow cell containing an electrode and a light detection means such as a photomultiplier tube. The ORIGEN measurement module has been designed so that it can be easily incorporated into a variety of instruments from large central laboratory random-access systems to small batch point-of-care ORIGEN. The current design of the ORIGEN measurement module includes a reusable platinum or gold electrode to generate electrochemiluminescence. IGEN is also developing disposable electrodes to be used in hand-held and portable instruments.

Product Development Strategy

The Company is designing its diagnostic systems to become the industry standard for all segments of the diagnostic market, from large central laboratories to patient point-of-care and in-home testing. IGEN has selectively established corporate alliances with companies that it believes are well positioned to maximize market penetration in the central laboratory market. In particular, the Company has established relationships with Boehringer Mannheim for the development and marketing of clinical reference laboratory systems worldwide; with Organon Teknika for the development and marketing of nucleic acid probe systems for worldwide use in clinical diagnostic and life science research markets; and with Eisai for the marketing in Japan of a specified diagnostic system for certain diagnostic tests.

The Company will exploit either independently or with corporate partners, the opportunities presented by the expansion of diagnostic testing into patient point-of-care sites as well as opportunities available in the life science research and industrial markets. The Company will apply its ORIGEN technology to the development of a line of quantitative diagnostic products to address the needs of these markets. IGEN is currently marketing the ORIGEN Detection System and related reagents for life science research applications. The Company is also independently developing a point-of-care immunoassay system that can be used outside the central laboratory.

The Company believes that as the use of patient point-of-care and in-home testing systems expands, it will become necessary to integrate the information that is being generated by these systems into the data and communication networks that are rapidly expanding as a result of the tremendous improvements in information handling. The Company is monitoring the development of healthcare communication networks and intends to design its point-of-care and in-home testing systems for integration into such networks.

ORIGEN Products

IGEN and its strategic collaborators are developing a broad range of products based on its proprietary ORIGEN technology, which are applicable to the clinical diagnostics, industrial and life science research markets. The Company believes that its ORIGEN technology is well suited for the development of a family of instruments to be used in hospital and reference laboratories and at the patient point-of-care. The technology permits virtually all clinical chemistry, immunodiagnostic, DNA probe and RNA probe tests to be performed on the same instrument using the same detection method. The ORIGEN technology also could serve as the basis for portable hand-held devices that perform with the efficiency and reliability of larger systems.

The table on page 4 summarizes the Company's product and development programs.

Clinical Diagnostic Products

Hospital/Reference Laboratory Systems. One of the most important applications of the Company's ORIGEN technology is in large, highly-automated clinical immunoassay systems of the type used in hospitals, reference laboratories and blood banks. Reference laboratories constitute the vast majority of the clinical diagnostic market today. Reference laboratory systems must be able to perform a wide variety of immunoassay tests on a large number of samples both reliably and cost-effectively. The Company and its corporate collaborators believe that systems based on the ORIGEN technology will be well suited to serve this market, and will surpass those immunoassay and nucleic acid probe systems currently available in terms of speed, cost effectiveness and simplicity.

The Company's strategic partner, Boehringer Mannheim, introduced its first ORIGEN-based random-access immunoassay system, the Elecsys 2010, for the reference laboratory market in 1996. The Elecsys 2010 is designed to perform multiple assays in a random-access mode while handling stat tests, i.e., tests performed on clinical samples where the results are needed immediately, without interfering with the system workflow. Boehringer Mannheim will offer a competitive panel of assays with the Elecsys 2010 and plans to develop additional assays for market introduction in the subsequent months and years. IGEN is collaborating with Boehringer Mannheim to develop at least 10 assays, each of which should have applicability to the point-of-care market pursued by IGEN. IGEN is reimbursed by Boehringer Mannheim for certain of the assay development costs. Boehringer Mannheim and Hitachi have cooperated in the development of the Elecsys 2010, building on their successful cooperation in clinical chemistry instrumentation. The Elecsys 2010 is modular so that it can be integrated eventually with Boehringer Mannheim's clinical chemistry systems. Boehringer Mannheim is also expected to introduce the Elecsys 1010 system in 1996, which is a random access system designed for customers who have a lower throughput requirement.

Organon Teknika is developing nucleic acid probe diagnostic tests that are used to analyze human gene sequences or to detect the presence of gene sequences of infectious organisms. IGEN and its corporate collaborators believe that the ORIGEN technology applied to nucleic acid probe assays will offer the advantages of greater accuracy and efficiency demanded by the market. Organon Teknika introduced in 1994, the first nucleic acid probe system based on the ORIGEN technology and Nucleic Acid Sequence-Based Amplification ("NASBA"), a proprietary nucleic acid amplification technique.

The NASBA System has four stages which are sample preparation and nucleic acid isolation, amplification and detection. The NASBA QR System utilizes ORIGEN technology which provides automated, rapid, specific, sensitive and homogenous detection. The first NASBA test kit introduced in 1994 was a product for the direct detection of HIV-1 RNA, both quantitatively and qualitatively. Products under development by Organon Teknika include tests for hepatitis, cytomeglovirus, chlamydia and mycobacteria. In addition to the diagnosis of infectious disease, the NASBA System has potential applications in the fields of genetic diseases, oncologic diseases and HLA typing for organ transplants.

Patient Point-of-Care Systems. IGEN is independently developing applications of its ORIGEN technology that can be used to perform immunoassays outside the central laboratory by an operator with no special skill or training. This market includes patient point-of-care settings such as the physician's office, ambulatory clinics, hospital emergency rooms, surgical and intensive care units, nurse's stations or the hospital patient's bedside. Physicians, patients and third-party payors have created a demand for bringing laboratory testing to the point of care, closer to the patient so as to allow the medical practitioner to provide immediate feed-back to the patient. Immunodiagnostic systems for individual physicians have had limited market penetration because of the lengthy turnaround time for test results (1-2 days), the need for skilled labor in performing tests and high cost. The Company believes that the emergence of simple, accurate and cost effective diagnostic products is shifting the site of in vitro diagnostic testing from the clinical laboratory to alternate sites.

IGEN believes that significant demand exists for immunodiagnostic products that reduce turnaround time and cost. IGEN's point-of-care system is being designed to conduct immunodiagnostic tests that will provide accurate results to the physician within 15 minutes, thereby permitting the physician to make an immediate decision regarding the patient's course of treatment. The ORIGEN technology permits development of a system that is simple to operate at a very low cost per test. The Company is designing its point-of-care system, to be marketed under the TriCorder(TM) name, to consist of a simple, low cost instrument and a line of reagents packaged in a disposable single test format. The Company is also developing the system to include information processing and transfer capabilities to update the patient's medical history and provide the physician with current patient information. As most immunodiagnostic assays can be conducted on the ORIGEN system in a uniform format, the Company believes that a broad menu of tests could be marketed on its point-of-care system.

In-Home Testing. Longer term applications of the ORIGEN technology also exist in the field of in-home testing (patient self-testing), in which IGEN's technology may enable the creation of compact, inexpensive diagnostic products. The Company is exploring the feasibility of using its ORIGEN technology for such products.

Life Science Research Products

Immunoassay Systems. IGEN currently sells the ORIGEN Detection System and a line of reagents. Product shipments began in 1994. The ORIGEN Detection System is used by researchers who wish to perform immunoassays for life science applications. The ORIGEN Detection System is an open architecture assay platform that quantitates the binding of any two molecules that come together with specificity. The "open architecture" component of ORIGEN refers to the researcher's ability to customize their assays for their particular performance parameters. The System is optimized for immunoassays, but offers researchers the flexibility to build other assays for direct detection of nucleic acids, and receptor ligand studies. Whether the need is for greater sensitivity, faster turnaround time, expanded linear range, or other key features, a researcher has the flexibility to design an assay to meet these goals.


PRODUCT AND DEVELOPMENT PROGRAMS

MARKET                                PRODUCT                 APPLICATION          COMMERCIAL RIGHTS            STATUS(1)
- -----------------------------------------------------------------------------------------------------------------------------------
Clinical Diagnostic Market
Hospital/Reference Laboratory
  Systems                             Elecsys 2010 System     Immunoassays         Boehringer Mannheim          Product
                                                                                                                Launch-1996
                                      Elecsys 1010 System     Immunoassays         Boehringer Mannheim          Product
                                                                                                                Launch-1996
                                      NASBA QR System         Nucleic Acid         Organon Teknika              Product Sales
                                                              Probe Detection
                                      Batch Process System    Immunoassays         Eisai                        Development
                                      Random Access           Nucleic Acid         Organon Teknika;             Development
                                      Systems                 Probe Detection      Boehringer Mannheim
                                      Blood Bank System       Immunoassays         Boehringer Mannheim          Research
Patient Point-of-Care Systems         Physician's Office/     Immunoassays         IGEN                         Development
                                      Hospital Analyzer
                                      Home Self Testing       Health Screening     IGEN                         Research
                                                              and Monitoring
- ------------------------------------------------------------------------------------------------------------------------------------
Life Science Research Market
                                      ORIGEN Detection        Immunoassays/        IGEN                         Product Sales
                                      System and Reagents     Nucleic Acid
                                                              Probe Detection
                                      Cell Culture Reagents   Research Biologicals IGEN                         Product Sales
                                      QPCR System 5000        Nucleic Acid Probe   Perkin-Elmer                 Product Sales
                                                              Detection
                                      NASBA QR System         Nucleic Acid Probe   Organon Teknika              Product Sales
                                                              Detection
- ------------------------------------------------------------------------------------------------------------------------------------
Industrial Markets
                                      Environmental/Water     Immunoassays and     IGEN;                        Development
                                      Testing/Food            Nucleic Acid Probe   Organon Teknika;
                                      Processing System       Detection            Perkin-Elmer
                                      Animal Health Systems   Immunoassays and     IGEN                         Development
                                                              Nucleic Acid Probe
                                                              Detection

(1) Product launch dates are based on estimates provided by the Company's collaborators.

ORIGEN is being implemented throughout the life science market as a replacement technology for Radioimmunoassays (RIA) and Enzyme Linked Immunosorbent Assays (ELISA), the most commonly used systems, as well as a replacement for newer chemiluminescent and fluorescent procedures. The change is occurring as scientists see the enhancements to sensitivity (10-100 fold improvements), dynamic range of up to 5 logs, and the elimination of time consuming technical steps, such as assay washes.

Nucleic Acid Probe Systems. The QPCR System 5000, utilizing the Company's ORIGEN technology, was introduced by Perkin-Elmer with shipments commencing in 1994. PCR, or DNA Polymerase Chain Reaction, is a technique that makes it possible to amplify genetic material of various origin, thus enabling it to be detected and identified at extremely low concentrations. The QPCR System 5000 is the first fully integrated system designed and optimized for the quantitation of PCR products.

Other ORIGEN Research Products. The Company will seek to develop with corporate collaborators other research products based on its ORIGEN technology, including detectors for column chromatography and capillary zone electrophoresis, electrochemiluminescence-based gel readers for DNA sequencers and a high-throughput reader for hybridoma screening and antibody production.

Research Biologicals. The Company produces and sells a line of research reagents under its ORIGEN brand name. The products are purified biological extracts that promote the growth of certain types of cells used in laboratory investigations. The Company markets the products directly as well as through distributors.

Industrial Products

The Company is seeking to develop further, either independently or with joint venture partners, ORIGEN-based products for use in food and water quality assurance programs and animal health testing. The emergence of simple, accurate and cost effective products is shifting testing from traditional labor intensive methods such as gas chromatography, to immunodiagnostics. The Company believes that its ORIGEN Detection System and reagents together with simpler, low-cost instruments under development will be particularly suited for these market applications.

Collaboration and License Agreements

IGEN's business strategy is to develop and market products both independently and in collaboration with established healthcare and information technology companies. The Company's ORIGEN technology has already provided near-term revenues which have enabled the Company to pursue its strategic objectives in the diagnostic business. IGEN may seek additional corporate collaborators to provide financial resources, research and manufacturing capabilities and marketing infrastructure.

Boehringer Mannheim GmbH. Boehringer Mannheim is a business unit of Corange Limited, a multinational corporation with annual revenues exceeding $3 billion and the second largest worldwide manufacturer of diagnostic equipment and supplies. Boehringer Mannheim's principal strength is in the area of clinical chemistry systems, in which it is the market leader. In 1991, the Company entered into an agreement under which Boehringer Mannheim was granted rights to develop and market clinical diagnostic systems worldwide based on the Company's technology. Under the agreement, IGEN received $50 million in license fees. Boehringer Mannheim will pay additional amounts for certain assay product development to be performed by IGEN, and is obligated to pay the Company a royalty on all product sales.

The ORIGEN products to be marketed by Boehringer Mannheim under the name Elecsys, are a series of highly-automated diagnostic systems designed for centralized markets, such as hospitals, clinical reference laboratories and blood banks. IGEN believes that Elecsys systems will enable Boehringer Mannheim to increase its market presence in immunodiagnostics and to market systems capable of performing both clinical chemistry and immunodiagnostic tests. The Company has granted Boehringer Mannheim an exclusive right to market these products worldwide, except for rights previously licensed to Eisai to market in Japan an ORIGEN-based system performing certain specific tests. The Company has also granted Boehringer Mannheim a co-exclusive license to use the ORIGEN technology for nucleic acid probe tests in the centralized laboratory market.

Hubert Rehkaemper, a director of the Company since 1995, is President and Chief Executive Officer of Boehringer Mannheim Corporation (U.S.).

Organon Teknika B.V. Organon Teknika, a company specializing in hospital and blood bank products, is a business unit of Akzo Nobel N.V., a multinational corporation with annual revenues of approximately $10 billion. In 1993, the Company entered into a $20 million license agreement and a stock purchase agreement with Organon Teknika. The license agreement provides Organon Teknika with co-exclusive rights to commercialize certain products utilizing the Company's ORIGEN technology for detecting nucleic acids in centralized clinical markets, research markets and for certain pathogens for food testing. Organon Teknika has combined the Company's ORIGEN technology with NASBA, a proprietary nucleic acid amplification technique. The agreement provides for royalty payments to IGEN and for product supply arrangements. The Company also issued shares of Common Stock to Organon Teknika and agreed to devote specified resources to research and development activities in the field of clinical diagnostics.

Robert Salsmans, a director of the Company, is President and Chief Executive Officer of the Organon Teknika group of companies.

Eisai Co., Ltd. Eisai is the ninth largest Japanese pharmaceutical company. In 1990, the Company granted a license to Eisai to market in Japan a clinical diagnostic system based on the Company's ORIGEN technology. Under this agreement, Eisai has paid $6 million to IGEN and is obligated to pay IGEN an additional $2 million in license fees tied to the achievement of product development milestones. The ORIGEN-based products to be marketed by Eisai are an immunodiagnostic instrument and agreed-upon reagents for use in Japan in the market regulated by the Japanese Ministry of Health and Welfare for use in diagnosing or advising a patient's clinical condition, health or general make-up. Upon completion of the development program, the Company has the option to be Eisai's exclusive supplier of ORIGEN-based clinical diagnostic products and expects to receive royalties from Eisai's sales.

Research Agreements

In 1993, the Company established HyperGen, a joint venture partnership, with Hyperion Catalysis International ("Hyperion") to develop and commercialize biomedical products utilizing advanced materials such as Hyperion's proprietary Graphite Fibrils(TM). Hyperion, a privately-held company based in Cambridge, Massachusetts, is engaged in the development and manufacture of Graphite Fibrils(TM), an innovative carbon-based nanofiber. IGEN has licensed the exclusive right to use products developed by HyperGen for diagnostic applications, for which it paid $750,000. The Company contributed cash of $3 million for its initial 50% interest in HyperGen and made additional cumulative payments of $2 million based on the attainment of certain research milestones. During 1995, the Company acquired the remaining 50% interest in HyperGen for $3 million. IGEN assumed operating control of HyperGen and consolidated HyperGen's research and development programs into the Company's internal programs.

Acquisition of the HyperGen rights to Graphite Fibrils(TM) will enable IGEN to commence the development of proprietary products to complement its business in the medical and life science marketplace. One product under investigation by HyperGen is a filter comprised of Graphite Fibrils(TM) that could be used as a disposable electrode for electrochemiluminescent measurements for point-of-care ORIGEN applications. Other products under investigation include: separation media for the purification and analysis of biomolecules which would reduce the time and cost required for discovery, development and manufacture of biopharmaceuticals; and biocatalyst support materials for chiral drug intermediates.

During November, 1995 the Company formed a Joint Venture for the development and commercialization of advanced diagnostics products utilizing a proprietary combination of multi-array technology together with the Company's ORIGEN(R) technology. Products based on these technologies would be used for high throughput, multiparameter analysis for DNA sequencing, clinical chemistry and immunodiagnostics. The joint venture is named Meso Scale Diagnostics, LLC ("MSD"), and was formed together with Meso Scale Technologies, LLC ("MST"), a company based in Maryland. MST is a technology-based company established and operated by Jacob Wohlstadter, the son of Samuel J. Wohlstadter, the Chief Executive Officer of the Company. Nadine Wohlstadter, a member of MST, is the spouse of Samuel J. Wohlstadter. The Company has agreed to provide initial capital contributions to MSD of $5 million over time, in exchange for its ownership interest and to fund the organizational and certain ongoing (non-research) expenses of MSD. The Company will also participate in a collaborative research program.

MSD's research programs to develop products will be based on multi-array diagnostic techniques and the ability to control and adapt surface chemistry reactions on a microscopic level. The process may generate thousands of reactions on a single chip with diagnostic results presented on an array and read using electrochemiluminescence. The multiple results would represent an advance in diagnostic testing enabling researchers and clinicians to explore complex information rapidly and cost-effectively.

Patents and Proprietary Rights

IGEN pursues a policy of seeking patent protection to preserve its proprietary technology and its right to capitalize on the results of its research and development activities and, to the extent it may be necessary or advisable, to exclude others from appropriating its proprietary technology. IGEN also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company plans to prosecute and defend its intellectual property, including any patents that may issue, and proprietary technology. The Company regularly searches for third-party patents in its fields of endeavor, both to shape its own patent strategy as effectively as possible and to identify licensing opportunities.

IGEN owns or co-owns and has exclusive rights to 13 issued U.S. patents, 5 allowed U.S. patent applications and 58 pending U.S. applications in the diagnostics field. Worldwide, the Company owns or co-owns and has exclusive rights to an additional 40 issued patents, 3 allowed patent applications and 113 pending patent applications covering the same technology. These patents and patent applications cover various aspects of IGEN's ORIGEN technology and products, and the methods for their production and use.

The patent positions of diagnostic firms, including the Company, are highly uncertain and involve complex legal and factual questions. Patent applications in the United States are maintained in secrecy until patents issue and therefore the Company cannot be certain that it or any party from whom it obtained licenses was the first creator of inventions covered by issued patents or pending patent applications or that it or such licensor was the first to file patent applications for such inventions. The Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company even if the eventual outcome is favorable to the Company. Consequently, the Company does not know whether its applications will result in issued patents or whether its patents will provide significant proprietary protection or will be circumvented or invalidated.

A number of healthcare and information technology companies and research and academic institutions have filed patent applications or received patents in the diagnostic field. Some of these applications or patents may be competitive with the Company's issued patents or pending patent applications or conflict in certain respects with claims made in the Company's patents or patent applications or the Company's ability to practice the technology covered thereby. Such conflicts could result in a significant reduction of the Company's ability to practice the inventions covered by its patents and pending patent applications. In addition, if patents containing competitive or conflicting claims are issued to others and such claims are ultimately determined to be valid, there can be no assurance that the Company will be able to obtain licenses to these patents at a reasonable cost or be able to develop or obtain alternative technology.

The Company filed an opposition in Europe to a patent (EP 0 285 05781) owned by Enzo Biochem, Inc. This patent covers labeled oligonucleotides useful in DNA probe assays. Separate oppositions have been lodged by Boehringer Mannheim and Organon Teknika. The Company is vigorously opposing this patent. Since the opposition is in a very early stage, it is not possible to predict the outcome or the effect, if any, on the Company's intellectual property or products.

Government Regulation

The Company's research and development activities and the future manufacturing and marketing of products by the Company are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, clinical diagnostic devices are subject to rigorous U.S. Food and Drug Administration ("FDA") regulation. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the clinical Company's products. In addition to FDA regulations, the Company is subject to other federal and state regulations such as the Occupational Safety and Health Act and the Environmental Protection Act. Product development and approval within this regulatory framework may take a number of years and involves the expenditure of substantial resources. In addition, there can be no assurance that this regulatory framework will not change or that additional regulation will not arise at any stage of the Company's product development, which may affect approval or delay an application or require additional expenditures by the Company.

The Company's regulatory strategy is to pursue development and marketing approval of its products worldwide, either independently or through corporate collaborators. The Company intends to seek input from the regulatory authorities at each stage of the clinical process to facilitate appropriate and timely clinical development. The clinical development of certain products may be the responsibility of the Company's collaborators.

Clinical Diagnostic Systems. The manufacture, distribution and sale in the United States of the Company's products for clinical diagnostic purposes will require prior authorization by the FDA. The FDA and similar agencies in foreign countries have promulgated substantial regulations that apply to the testing, marketing, export and manufacturing of diagnostic products. To obtain FDA approval of a new product for diagnostic purposes, the Company or its collaborators will in most cases be required to submit proof of the safety and efficacy of the product. Such proof typically entails clinical and laboratory tests. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and time consuming. Significant difficulties or costs may be encountered by the Company in its efforts to obtain FDA approvals that could delay or preclude the Company from marketing its products for diagnostic purposes. Furthermore, there can be no assurance that the FDA will not request the development of additional data following the original submission. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which the Company or its collaborators will have the exclusive right to exploit those products or technologies.

The Company's and its collaborative partners' diagnostic products, as presently contemplated, will be regulated as medical devices. Prior to entering commercial distribution, all medical devices must undergo FDA review under one of two basic review procedures depending on the type of assay: a Section 510(k) premarket notification ("510(k)") or a premarket approval application ("PMA"). 510(k) notification is generally a relatively simple filing submitted to demonstrate that the device in question is "substantially equivalent" to another legally marketed device and includes tests for therapeutic drugs and hormones. Approval under this procedure may be granted within 90 days if the product qualifies, but generally takes longer. When the product does not qualify for approval under the 510(k) procedure, the manufacturer must file a PMA to show that the product is safe and efficacious, based on extensive clinical testing among several diverse testing sites and population groups, and shows acceptable sensitivity and specificity. This procedure requires much more extensive prefiling testing than does the 510(k) procedure and involves a significantly longer FDA review after the date of filing. In responding to a PMA, the FDA may grant marketing approval, may request additional information, may set restrictive limits on claims for use or may deny the application altogether.

After product approvals have been received, they may still be withdrawn if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. The FDA may require surveillance programs to monitor the effect of products which have been commercialized, and has the power to prevent or limit further marketing of the products based on the results of these post-marketing programs. In addition to obtaining FDA approval for each product, under the PMA guidelines, the Company must seek FDA approval of the manufacturing facilities and procedures. The FDA will also inspect diagnostic companies on a routine basis for regulatory compliance with its Good Manufacturing Practices ("GMP").

The Company's products for the physician's office market will be affected by the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"), which is intended to insure the quality and reliability of medical testing and may have the effect of discouraging, or increasing the cost of, testing in physicians' offices. The regulations establish requirements for laboratories in the area of administration, participation in proficiency testing, patient test management, quality control, personnel, quality assurance and inspection. Under these regulations, the specific requirements that a laboratory must meet depend upon the complexity of the tests performed by the laboratory. Laboratory tests are categorized as either waived tests, tests of moderate complexity or tests of high complexity. Laboratories that perform either moderate or high complexity tests must meet standards in all areas, with the major difference in requirements between moderate and high complexity testing concerning quality control and personnel standards. Quality control standards for moderate complexity testing are being implemented in stages. Personnel standards for high complexity testing are more rigorous then those for moderate complexity testing. In general, personnel conducting high complexity testing will need more education and experience than those doing moderate complexity testing. Under the CLIA regulations, all laboratories performing moderately complex or highly complex tests will be required to obtain either a registration certificate, certificate, or certificate of accreditation from the Healthcare Financing Administration ("HCFA").

Because the regulations are new and their interpretation is uncertain, it is possible that certain of the Company's products may be categorized as tests of high complexity, in which case the Company's penetration of the point-of-care market would be reduced since not all laboratories would meet the standards required to conduct such tests. The Company understands that laboratories, including physician office laboratories, will be evaluating the requirements of CLIA in determining whether to perform certain types of moderate and high complexity diagnostic tests. The Company believes that the sale of its products will not be adversely affect by CLIA. However, no assurances can be given that the statute and its implementing regulations will not have a material adverse impact on the Company and its ability to market and sell any products that the Company develops.

Although the Company believes that it will be able to comply with all applicable regulations regarding the manufacture and sale of diagnostic devices, such regulations are always subject to change and depend heavily on administrative interpretations. There can be no assurance that future changes in regulations or interpretations made by the HHS, FDA, HCFA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. In addition to the foregoing, the Company is subject to numerous federal, state and local laws and regulations relating to such matters as safe working conditions, laboratory and manufacturing practices, environmental, fire hazard control, and disposal of hazardous or potentially hazardous substances. To date, compliance with these laws and regulations has not had a material effect on the Company's financial results, capital requirements or competitive position, and the Company has no plans for material capital expenditures relating to such matters. However, there can be no assurance that it will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a materially adverse effect upon the Company's ability to do business.

Sales of the Company's products outside the United States are also subject to extensive regulatory requirements, which vary widely from country to country. The time required to obtain such approval may be longer or shorter than that required for FDA approval.

Research Products. The Company's products that are being sold for research use only must be properly labeled as such, as required by the FDA, but do not generally require FDA approval prior to marketing. The FDA has recently begun to impose new distribution requirements and procedures on companies selling research-only products, such as the requirement that the seller receive specified certifications from its customers as to the customers' intended use of the product. The Company expects that the FDA will in the near future develop additional restrictions of this nature. The Company is unable at this time to predict the form these restrictions may take, their likely magnitude or their ultimate impact on the Company or its sales.

Environmental Regulation. Due to the nature of its current and proposed research, development and manufacturing processes, the Company is subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although the Company believes that it has complied with these laws and regulations in all material respects and has not been required to take any action to correct any noncompliance, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health and safety regulations as it expands its production operations.

Reimbursement. Third party payors, such as governmental programs and private insurance plans, can indirectly affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement they will provide for diagnostic testing services. In recent years, healthcare costs have risen substantially, and third-party payors have come under increasing pressure to reduce such costs. In this regard, the Federal government, in an effort to reduce healthcare costs, may take actions which may involve reductions in reimbursement rates. If the reimbursement amounts for diagnostic testing services are decreased in the future, it may decrease the amount which physicians, clinical laboratories and hospitals are able to charge patients for such services and consequently the price the Company can charge for its products.

Competition

Competition in the diagnostic industry is intense, and a small number of large and well established companies are major participants. In view of the nature of the industry, the Company has elected to rely on alliances with established companies to exploit fully the advantages of its diagnostic systems. There can be no assurance, however, that IGEN's corporate collaborators will be successful in commercializing the ORIGEN technology. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may develop potentially competing products or technologies and may establish collaborative arrangements with competitors of the Company.

The Company's competition will be determined in part by the potential applications for which the Company's products are developed and ultimately approved by regulatory authorities. For certain of the Company's future products, an important factor in competition may be the timing of market introduction of its own or competing products. Accordingly, the relative speed with which IGEN or its corporate collaborators can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. The Company expects that competition with products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price and patent position.

Many of the Company's existing or potential competitors have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products. These companies may develop and introduce products and processes competitive with or superior to those of the Company.

The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

Manufacturing

The Company's current commercial manufacturing operations consist of the manufacture of the ORIGEN Detection System and related reagents and cell culture research biologicals as well as quality assurance processes. The Company uses a variety of subcontractors and believes that it does not depend on any single-source supplier that it cannot replace in the ordinary course of business. The Company has not yet introduced any clinical diagnostic products. Initial clinical diagnostics products based on the Company's ORIGEN technology will be manufactured by the Company's corporate collaborators. Although certain future products may be manufactured by the Company, it has not yet developed plans for establishing manufacturing operations for these products.

Sales and Marketing

IGEN markets and sells the ORIGEN Detection System and reagents directly to the life science research market. In conjunction with its national launch of this System during 1994, the Company expanded its direct sales force, including the addition of application specialists and in-house technical services personnel. The Company continues to develop marketing plans for Europe and Japan, while currently utilizing a small direct sales force. The ORIGEN cell culture products are sold directly and through distributors.

Human Resources

As of June 14, 1996, IGEN employed 125 individuals full-time, of which 83 were engaged in research, products development, manufacturing and operations support, 20 in marketing, sales and applications support and 22 in general administration. Of the Company's employees, 27 have Ph.D. degrees. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology, diagnostic or medical products, computer software or electronics companies. None of the Company's employees is covered by collective bargaining agreements, and management considers relations with its employees to be good.

The Company's ability to maintain its competitive position will depend, in part, upon its continued ability to attract and retain qualified scientific and managerial personnel. Competition for such personnel is intense.

Risk Factors

Early Stage of Development; Accumulated Losses. The Company is at an early stage of development and is subject to all of the risks inherent in the establishment of a new business enterprise, including the need for substantial capital to support the expenses of developing new technologies, the need to attract and retain qualified management and scientific staff and other risks as outlined in the following risk factors. Since inception, the Company has been engaged in the research and development of products based on new technologies, and at March 31, 1996, the Company had an accumulated deficit of approximately $46.8 million. The Company's operations may be affected by problems frequently encountered in connection with the development and utilization of new and unproven technologies and by the competitive environment in which the Company operates. Although a limited number of ORIGEN-based products has been developed and introduced to the life science research market, there can be no assurance that the ORIGEN technology will be successfully applied to the development of additional commercial products for the clinical diagnostic or other markets. Diagnostic products resulting from the development of the Company's technology will require significant additional development and investment prior to their commercialization. There can be no assurance that products will be successfully developed by the Company or its licensees, meet applicable regulatory standards, be capable of being manufactured in commercial quantities at reasonable costs or be marketed successfully.

Reliance on Collaborations and License Agreements. The Company has entered into collaborative research or licensing agreements with Boehringer Mannheim, Organon Teknika, Eisai and Perkin-Elmer pursuant to which these companies are entitled to certain product manufacturing and marketing rights. Some of these companies have the responsibility for additional development and, where required, the submission of applications for the regulatory approval of any products to the U.S. Food and Drug Administration ("FDA") and corresponding regulatory agencies in other countries. Although the Company believes that its partners in these collaborations have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within the control of the Company. There can be no assurance that such collaborators will perform their obligations as expected or that the company will derive any additional revenue from such arrangements. Moreover, the collaboration agreements may be terminated under certain circumstances.

The Company also expects to rely on additional collaboration or license agreements to develop and commercialize certain future products. There can be no assurance that the Company will be able to negotiate acceptable collaboration or license agreements in the future, or that such new agreements or existing agreements will be successful. In addition, there can be no assurance that the parties to collaboration or license agreements will not pursue alternative technologies as a means for developing diagnostic products targeted by the collaborations or licenses.

Technological Change and Competition. The diagnostic industry is subject to technological change. Competition from diagnostic and pharmaceutical companies and research and academic institutions is intense and expected to increase. There can be no assurance that the Company's competitors will not succeed in developing products that are more effective than any which are being developed by the Company and its collaborators or which would render the ORIGEN technology and products obsolete and non-competitive.

Many of the Company's competitors in the diagnostic field have substantially greater financial, technical and human resources than the Company. In addition, many of these competitors have significantly greater experience than the Company in obtaining regulatory approvals of new diagnostic products. Accordingly, the Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company. Furthermore, as the Company expands commercial sales of products, it will have to become competitive with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited experience.

Uncertainty of Healthcare Reform Measures and Third-Party Reimbursement. Legislative and regulatory proposals aimed at changing the healthcare system in the United States continue to be discussed by various bodies of Federal and State Governments. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals may have on its business, the pendency or adoption of such proposals could have a material adverse effect on the Company and its ability to raise capital. Furthermore, the Company's ability to commercialize its products may be adversely affected to the extent that such proposals have a material adverse effect on the business, financial condition and profitability of other companies that are prospective collaborators for certain of the Company's products.

In both domestic and foreign markets, sales of the Company's or its collaborators' products will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. There can be no assurance that the Company's or its collaborators' products will be considered cost effective or that adequate third-party reimbursement will be available to enable the Company or its collaborators to maintain price levels sufficient to realize an appropriate return on their investment in product development. Legislation and regulations affecting the pricing of medical products and services may change before any of the Company's or its collaborators' products are approved for marketing. Adoption of such legislation could further limit reimbursement for medical products and services.

Compliance with Government Regulations. The production and marketing of the Company's products and its ongoing research and development activities are subject to regulation by governmental authorities in the United States and other countries. Diagnostic systems utilizing the Company's ORIGEN technology will require government clearance before being marketed in the United States and in certain foreign countries. In the United States, the Company or its marketing collaborators may be required to submit test data from clinical trials to establish "substantial equivalence" of the ORIGEN diagnostic system with previously approved systems. In such case, the Company or its collaborators may commence sales only after the FDA has issued a written order finding such substantial equivalence, which may take longer than the 90-day period generally provided for FDA review. There can be no assurance that the Company or its collaborators will be able to establish substantial equivalence for the ORIGEN diagnostic systems, or that the FDA or certain corresponding government agencies will permit marketing of such systems in their respective jurisdictions. Should the Company fail to demonstrate substantial equivalence, the Company would need to perform extensive clinical testing to demonstrate safety and efficacy, incurring substantial costs and delays.

Even if regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. The regulatory standards for manufacturing are currently being applied stringently by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including costly recalls or even withdrawal of the product from the market. The Company is also subject to numerous environmental and safety laws and regulations, including those governing use of hazardous materials. Any violation of, and the cost of compliance with, these regulations could adversely impact the Company's operations.

Reliance on Patents and Proprietary Rights. The Company's success will depend in part on its ability to obtain and maintain patent protection for its products, both in the United States and other countries. The patent position of diagnostic companies is highly uncertain and involves complex legal and factual questions. There is no consistent policy regarding the breadth of claims allowed in medical patents. The Company owns or co-owns and has been granted exclusive rights to 13 issued U.S. patents, 5 allowed U.S. patent applications and 58 pending U.S. applications in the diagnostics field. Worldwide, the Company owns or co-owns and has been granted exclusive rights to an additional 40 issued patents, 3 allowed patent application and 113 pending patent applications covering the same technology. There can be no assurance that patents will issue from any present or future applications or that, as to existing patents or patents which may issue, that claims are or will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that the patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company.

The commercial success of the Company will also depend in part on its neither infringing patents issued to competitors nor breaching the technology licenses upon which the Company's products might be based. The Company is a licensee under certain patents and patent applications that it considers necessary for its business. While the Company is aware of additional third-party patents and patent applications relating to specific reagents, it is uncertain whether any of these will require the Company to alter any products or processes, obtain licenses or cease certain development activities with respect to these reagents. There can be no assurance that the Company will be able to obtain necessary licenses at reasonable cost. Failure by the Company to obtain a license to any technology that it requires to commercialize its products may have a material adverse impact on the Company. Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any of its patent rights or to determine the scope and validity of others' proprietary rights. In addition, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in substantial costs to the Company to determine the priority of inventions.

IGEN also protects its proprietary technology and processes in part by confidentiality agreements with its collaborative partners, employees, consultants and other advisors. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

Limited Manufacturing, Sales, Marketing and Distribution Experience. The Company's clinical diagnostic products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. The Company has no experience in large scale manufacturing and currently lacks the capability to manufacture its diagnostic products in accordance with regulatory requirements. If the Company is unable to develop or contract for manufacturing capabilities on acceptable terms, the Company's ability to manufacture products will be adversely affected, resulting in the delay of submission of products for regulatory approval, which in turn could adversely affect the Company's competitive position and financial condition. The Company also has limited experience in sales, marketing and distribution. To market any of its clinical diagnostic products directly, the Company must develop a substantial marketing and sales force with technical expertise and supporting distribution capability. Alternatively, the Company may obtain the assistance of established companies, as it has done with certain of its diagnostic products. There can be no assurance that the Company will be able to establish sales and distribution capabilities or that it or its collaborators will be successful in gaining market acceptance for its clinical diagnostics products.

Future Capital Needs; Uncertainty of Additional Funding. The Company may require substantial additional funds to conduct the research and development and regulatory testing of its products, to establish commercial scale manufacturing facilities and to market its products. The Company's future capital requirements will depend on many factors, including, but not limited to: continued progress in the development of diagnostic products; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; the ability of the Company to maintain its existing, and to establish new, collaborative and licensing arrangements; the cost of manufacturing scale-up; and effective commercialization activities and arrangements. The Company may be required to seek additional funding either through collaborative and licensing arrangements or through public or private debt or equity financings. There can be no assurance that additional financing will be available in a timely manner or on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to existing shareholders may result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish.

Need to Attract and Retain Key Employees and Consultants. The Company is highly dependent on the principal members of its scientific and management staff, the loss of whose services might impede the achievement of its research and development or strategic objectives. Recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to the Company's success. There can be no assurance that the Company will be able to attract and retain such personnel given the competition between numerous diagnostic and biotechnology companies and research and academic institutions for experienced scientists.

The Company's anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical trials, government approvals, manufacturing and marketing, are expected to place increased demands on the Company's resources. These demands are expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to acquire needed personnel or to develop needed expertise could have a material adverse effect on the Company's prospects for success. In addition, the Company relies on consultants and advisors to assist in formulating its research and development strategy. All of the Company's consultants and advisors are employed by entities other than the Company and may have commitments to or consulting or advisory contracts with other entities that may affect their ability to contribute to the Company.

Risk of Product Liability; Availability of Insurance. The Company's business will in the future expose it to potential liability risks that are inherent in the testing, manufacturing and marketing of diagnostic products. The Company presently has only limited product liability insurance, and there can be no assurance that it will be able to maintain such insurance or obtain additional insurance on acceptable terms or that insurance will provide adequate coverage against potential liabilities.

Control by Existing Shareholders. The Company's directors, officers and their affiliates own beneficially approximately 40% of the outstanding shares of Common Stock, of which approximately 25% is held by the Company's Chief Executive Officer. Accordingly, the Company's officers and directors, if they act in concert, will have the ability to influence significantly the election of the Company's directors and most other shareholder actions. In addition, the Board of Directors has the authority to fix the rights and preferences of and issue shares of Preferred Stock without further action by the shareholders, which may have the effect of delaying, deferring or preventing a change in control of the Company.

ITEM 2. PROPERTIES

The Company's principal administrative, marketing, manufacturing and research and development facility consists of an 84,000 square foot building located in Gaithersburg, Maryland. The Company took occupancy of this newly leased facility during 1995. The lease expires in 2005 but provides the Company an option to terminate in 2000. The Company believes that its current facility will be adequate for anticipated expansion needs.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is quoted on the NASDAQ National Market System under the symbol IGEN. As of May 31, 1996, there were approximately 1,500 holders of record of the Company's Common Stock. No cash dividends have been paid on the Common Stock to date, and the Company currently intends to retain any earnings for development of the Company's business.

The following table sets forth, for periods indicated, the range of high and low closing sales prices of the Common Stock as quoted on the NASDAQ National Market System.

                   High    Low
- ---------------------------------
Fiscal 1995 --

First Quarter      $10      $ 5 1/4
Second Quarter     $ 7 3/8  $ 5 1/8
Third Quarter      $ 7      $ 5 1/8
Fourth Quarter     $ 6 3/8  $ 4 5/8

Fiscal 1996 --

First Quarter      $ 6 5/8  $ 4 7/8
Second Quarter     $ 7 7/8  $ 5 3/8
Third Quarter      $ 6 5/8  $ 4 3/4
Fourth Quarter     $ 6 7/16 $ 4 7/8

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below with respect to the Company's statements of operations for each of the years in the three year period ended March 31, 1996 and with respect to the balance sheets at March 31, 1996 and 1995 are derived from, and are qualified by reference to, the financial statements that have been audited by Deloitte & Touche LLP, independent auditors, and are included elsewhere in this Form 10-K. The statement of operations data for each of the years in the two year period ended March 31, 1993, and the balance sheet data at March 31, 1994, 1993 and 1992 are derived from audited financial statements not included in this Form 10-K. The following selected financial data should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                             Fiscal Year Ended March 31,
- ---------------------------------------------------------------------------------------------------------------------
                                                                  1996       1995       1994       1993       1992
                                                                 ------     ------     ------     ------     ------
                                                                        (In thousands, except per share data)
Statement of Operations Data:
Revenues:
  License/option fees and contract revenue                      $ 11,266   $ 12,259   $ 22,021   $ 10,708   $  5,000
  Product sales and royalty revenue                                4,658      2,575      1,356      1,074        433
                                                                --------   --------   --------   --------   --------
      Total revenues                                              15,924     14,834     23,377     11,782      5,433
                                                                --------   --------   --------   --------   --------
Operating Costs and Expenses:
  Products Costs                                                   1,848      1,278        658        654        117
  Research and development                                        14,078     12,267     10,911      3,872      3,460
  Marketing, general and administrative                            8,725      8,707      4,608      2,615      2,577
                                                                --------   --------   --------   --------   --------
      Total operating expenses                                    24,651     22,252     16,177      7,141      6,154
                                                                --------   --------   --------   --------   --------
Income (loss) from continuing operations                          (8,727)    (7,418)     7,200      4,641       (721)
Interest income -- net                                             1,079      1,489        559         57         21
                                                                --------   --------   --------   --------   --------
Income (loss) from continuing operations before income taxes      (7,648)    (5,929)     7,759      4,698       (700)
Income taxes                                                          --         --        163        108         --
                                                                --------   --------   --------   --------   --------
Income (loss) from continuing operations                          (7,648)    (5,929)     7,596      4,590       (700)
Loss from discontinued operations                                     --         --    (10,573)    (3,064)    (2,219)
                                                                --------   --------   --------   --------   --------
Net income (loss)                                               $ (7,648)  $ (5,929)  $ (2,977)  $  1,526   $ (2,919)
                                                                ========   ========   ========   ========   ========

Income (loss) per share:
  Continuing operations                                         $   (.52)  $   (.40)  $    .57   $    .37   $   (.07)
  Discontinued operations                                             --         --       (.79)      (.25)      (.22)
                                                                --------   --------   --------   --------   --------
      Net income (loss)                                         $   (.52)  $   (.40)  $   (.22)  $    .12   $   (.29)
                                                                ========   ========   ========   ========   ========
Shares used in computing net income (loss) per share              14,779     14,769     13,413     12,436     10,192







                                                                                       March 31,
- ---------------------------------------------------------------------------------------------------------------------
                                                                  1996       1995        1994       1993       1992
                                                                 ------     ------      ------     ------     ------
                                                                                    (In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments               $ 20,217   $ 30,226   $ 41,746   $  2,965   $  4,593
Working capital (deficit)                                         13,700     21,484     31,437     (1,590)    (2,381)
Total assets                                                      29,276     37,806     45,364      7,501      6,270
Accumulated deficit                                              (46,819)   (39,171)   (33,242)   (29,173)   (29,395)
Shareholders' equity (deficit)                                    17,435     24,998     31,467        413     (1,426)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company has devoted substantially all of its resources to the research and development of its proprietary technologies, primarily the ORIGEN technology for clinical diagnostic and life science research products. In February 1994, the Company completed an initial public offering of 2,990,000 shares of common stock from which it received net proceeds of approximately $32 million. In addition to product sales, the Company's sources of revenue have consisted primarily of license or research payments pursuant to licensing or collaborative research agreements. The Company has entered into collaborative arrangements with corporate collaborators that provide for the development and marketing of certain ORIGEN systems. These agreements provide fees and royalties payable to the Company in exchange for licenses to produce and sell the resulting products. In the near term, the Company may selectively pursue additional strategic alliances although, over time, it expects an increasing amount of its revenues to be derived from sales of its products and royalties from corporate collaborations.

Results of Operations

Years Ended March 31, 1996 and 1995

The Company had revenues of $15.9 million for the year ended March 31, 1996, compared to revenues of $14.8 million for the corresponding period in 1995. The increase in revenue is attributable to higher product sales which offset a decrease in revenue from contract research. Product sales from the Company's ORIGEN Detection System and related reagents and cell culture products increased to $4.6 million in 1996 from $2.6 million in 1995, reflecting higher direct sales of the ORIGEN systems. Revenue from contract research decreased to $1.9 million in 1996 from $2.8 million in 1995 due to the level of research performed under a joint development contract with Organon Teknika.

Product costs were $1.8 million in the year ended March 31, 1996 (40% of product sales) and $1.3 million in the corresponding period in 1995 (50% of product sales). The decreased percentage of product costs in 1996 reflects a change in the product sales mix between instruments and reagents. Research and development expenses increased to $14.1 million in 1996 from $12.3 million in 1995. This increase is a result of higher staffing levels; facilities costs associated with the Company's relocation to a new building; and expanded external technical collaborations.

Interest income decreased to $1.1 million in the year ended March 31, 1996, from $1.5 million for the corresponding period in 1995. The decrease reflects a lower amount of interest income derived from lower cash balances during the 1996 period.

Income (loss) from continuing operations over the next several years is likely to fluctuate substantially from quarter to quarter as a result of differences in the timing of revenues earned under license and product development agreements, and associated product development expenses.

As of March 31, 1996, the Company had net operating loss and general business credit tax carryforwards of approximately $31.0 million and $2.1 million, respectively. The Company's ability to utilize its net operating loss and general business credit tax carryforwards may be subject to an annual limitation in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Service Code of 1986, as amended.

Years Ended March 31, 1995 and 1994

The Company had revenues of $14.8 million for the year ended March 31, 1995, compared to revenues of $23.4 million for the corresponding period in 1994. The decrease in revenue is attributable to a one-time license fee of $11.4 million received during fiscal 1994 associated with the Company's agreement with Organon Teknika which was entered into during May 1993. Revenue from contract research increased to $2.8 million in 1995 from $1.3 million in 1994 due to research performed under IGEN's supplemental Assay Development contract with Boehringer Mannheim and under a joint development contract with Organon Teknika.

Product sales from the Company's ORIGEN Detection System and related reagents and cell culture products were $2.6 million and $1.4 million in the years ended March 31, 1995 and 1994, respectively, reflecting higher direct sales of the ORIGEN systems.

Research and development expenses increased to $12.3 million in the year ended March 31, 1995, from $10.9 million in the corresponding period in 1994. During 1995, the Company acquired all the technology and product rights of the HyperGen Joint Venture partnership. The Company, which previously held a 50% interest in these rights, acquired the remaining 50% share for $3 million. During 1994, the Company incurred $5.7 million in costs for this joint venture. Excluding these Joint Venture related costs, research and development expenses increased from $5.2 million in 1994 to $9.3 million in 1995. This increase is a result of higher staffing levels and higher facility costs. General, administrative and marketing expenses were $8.7 million and $4.6 million in fiscal 1995 and 1994, respectively. The higher level of costs resulted from increases in staffing levels, principally in the area of marketing and sales. Additions to personnel for IGEN's sales, marketing, applications and customer support operations began during the first quarter of fiscal 1995 in conjunction with the national launch of the Company's ORIGEN Detection System for the life science research market.

Interest income increased to $1.5 million in the year ended March 31, 1995, from $559,000 for the corresponding period in 1994. The increase reflects the higher level of interest income derived from higher cash balances during the 1995 period.

All losses associated with the Company's discontinued pharmaceutical development operations were recorded during the fiscal year ended March 31, 1994.

Liquidity and Capital Resources

The Company has financed its operations through placements of Preferred and Common Stock, aggregating approximately $60 million through March 31, 1996, including $32 million in net proceeds received from the Company's Initial Public Offering which was completed during February 1994. In addition, the Company has received funds from collaborative research and licensing agreements, and sales of its ORIGEN line of products. As of March 31, 1996, the Company had $20.2 million in cash and cash equivalents. Working capital, excluding current deferred revenue which is classified as a current liability, was $21.2 million at March 31, 1996. Including current deferred revenue, working capital was $13.7 million.

Net cash used for operating activities was $8.4 and $7.0 million during the years ended March 31, 1996 and 1995, respectively. Net cash provided by operating activities, excluding discontinued operations, was $12.9 million for the year ended March 31, 1994. The change in cash provided by operations results primarily from net losses incurred during the years ended March 31, 1996, and 1995, and from the timing of payments received by the Company from its corporate collaborators for the year ended March 31, 1994. License and collaboration agreements between the Company and its present strategic corporate collaborators (Boehringer Mannheim, Organon Teknika, Eisai and Perkin-Elmer) provide for payments to the Company of $80 million. The Company has received $78 million under these agreements through March 31, 1996.

The Company used approximately $1.4 million, $2.0 million, and $1.0 million of net cash for investing activities substantially related to the acquisition of laboratory equipment, furniture and leasehold improvements during the years ended March 31, 1996, 1995, and 1994, respectively. Additionally, during fiscal years 1996 and 1995, the Company incurred capital lease obligations of approximately $150,000 and $750,000, respectively, related to acquisition of laboratory equipment, furniture and leasehold improvements. Through March 31 1996, the Company used approximately $1.2 million to repurchase shares of its stock under a Stock Repurchase Plan which was established in fiscal 1995.

The Company expects to incur substantial additional research and development expenses, manufacturing costs and marketing and distribution expenses in the future. It is the Company's intention to selectively seek additional collaborative or license agreements with suitable corporate collaborators, although there can be no assurance the Company will be able to enter into such agreements or that amounts received under such agreements will reduce substantially the Company's funding requirements. Additional equity or debt financing may be required, and there can be no assurance that these funds may be available on favorable terms, if at all.

The Company's future capital requirements depend on many factors, including continued scientific progress in its diagnostics programs, the magnitude of these programs, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, changes in its existing license and other agreements, the ability of the Company to establish development arrangements, the cost of manufacturing scale-up and effective commercialization activities and arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Index to Financial Statements                                             Page

Independent Auditors' Report

Statements of Operations for Each of the Three
  Years in the Period Ended March 31, 1996

Balance Sheets at March 31, 1996 and 1995

Statements of Shareholders' Equity for Each of the Three Years in the Period Ended
  March 31, 1996

Statements of Cash Flows for Each of the Three
  Years in the Period Ended March 31, 1996

Statements of Cash Flows for Each of the Three
  Years in the Period Ended March 31, 1996

Notes to Financial Statements

To the Stockholders and Board of Directors of IGEN, Inc.:

We have audited the accompanying balance sheets of IGEN, Inc. (the Company) as of March 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all materials respects, the financial position of the Company as of March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
- ----------------------------------

Washington, D.C.
May 3, 1996

IGEN, INC.

STATEMENTS OF OPERATIONS

                                           Year Ended March 31,
- --------------------------------------------------------------------------------
                                      1996          1995              1994
                                     ------        ------            ------
REVENUES (Notes 1 and 3):
  License/option fees             $ 9,412,000   $ 9,412,000       $ 20,770,990
  Contract revenue                  1,854,462     2,846,864          1,250,100
  Product sales and royalties       4,658,010     2,575,067          1,356,067
                                  -----------   -----------       ------------
      Total                        15,924,472    14,833,931         23,377,157
                                  -----------   -----------       ------------

OPERATING COSTS AND EXPENSES:
  Product costs                     1,848,363     1,277,854            658,254
  Research and development
   (Note 3)                        14,077,514    12,266,992         10,910,728
  Marketing, general, and
   administrative                   8,725,146     8,707,293          4,608,145
                                  -----------   -----------       ------------
      Total                        24,651,023    22,252,139         16,177,127
                                  -----------   -----------       ------------
INCOME (LOSS) FROM
 OPERATIONS                        (8,726,551)   (7,418,208)         7,200,030

INTEREST INCOME -- NET              1,078,777     1,489,694            558,873
                                  -----------   -----------       ------------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES    (7,647,774)   (5,928,514)         7,758,903

INCOME TAXES (Notes 1 and 5)               --            --           (163,000)
                                  -----------   -----------       ------------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS             (7,647,774)   (5,928,514)         7,595,903
                                  -----------   -----------       ------------
DISCONTINUED OPERATIONS
 (Note 2):
  Loss from operations of
   discontinued operation                  --            --         (1,010,353)
  Loss on disposal of a
   discontinued operation                  --            --         (9,562,716)
                                  -----------   -----------       ------------
      Total                                --            --        (10,573,069)
                                  -----------   -----------       ------------
NET (LOSS)                        $(7,647,774)  $(5,928,514)      $ (2,977,166)
                                  ===========   ===========       ============

INCOME (LOSS) PER SHARE
 (Note 1):
  Continuing operations           $      (.52)  $      (.40)      $        .57
  Discontinued operations                  --            --               (.79)
                                  -----------   -----------       ------------
  Net income (loss) per
   common share                   $      (.52)  $      (.40)      $       (.22)
                                  ===========   ===========       ============
SHARES USED IN COMPUTING
 NET INCOME (LOSS) PER SHARE
 (Note 1)                          14,778,848    14,768,598         13,413,343
                                  ===========   ===========       ============

See notes to financial statements.

IGEN, INC.

BALANCE SHEETS

                                                            March 31,
- --------------------------------------------------------------------------------
                                                       1996           1995
                                                      ------         ------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents (Note 1)               $  4,001,147   $ 30,226,249
  Short-term investments (Note 1)                    16,215,889             --
  Accounts receivable                                 1,891,693      1,289,129
  Inventory (Note 1)                                  1,648,418      1,064,246
  Prepaid expenses (Note 1)                           1,035,303             --
  Other current assets (Notes 1, 5 and 7)               420,384      1,294,595
                                                   ------------   ------------
      Total current assets                           25,212,834     33,874,219
                                                   ------------   ------------
EQUIPMENT, FURNITURE, AND IMPROVEMENTS (Notes 1
 and 8)                                               6,172,014      4,753,695
  Accumulated depreciation and amortization          (2,590,281)    (1,594,792)
                                                   ------------   ------------
      Equipment, furniture, and improvements, net     3,581,733      3,158,903
                                                   ------------   ------------

PURCHASED PRODUCT TECHNOLOGY -- NET (Note 1)            213,657        243,921
                                                   ------------   ------------

OTHER ASSETS (Note 1)                                   268,273        529,384
                                                   ------------   ------------

TOTAL                                              $ 29,276,497   $ 37,806,427
                                                   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses            $  3,792,935   $  4,017,759
  Deferred revenue (Notes 1 and 3)                    7,532,181      8,037,396
  Obligations under Capital leases (Note 8)             187,263        335,146
                                                   ------------   ------------
      Total current liabilities                      11,512,379     12,390,301
                                                   ------------   ------------
OBLIGATIONS UNDER CAPITAL LEASES -- NONCURRENT
 (Note 8)                                               329,062        418,496
                                                   ------------   ------------
STOCKHOLDERS' EQUITY (Notes 1 and 4):
  Common stock; $.001 par value; 50,000,000
   shares authorized; shares issued
    and outstanding: March 31, 1996 --
     14,908,530; March 31, 1995 -- 14,781,690            14,909         14,782
  Additional paid-in capital                         64,675,784     64,776,867
  Accumulated deficit                               (46,818,494)   (39,170,720)
  Deferred compensation                                 (90,715)      (199,555)
  Notes receivable from sale of common stock           (346,428)      (423,744)
                                                   ------------   ------------
      Total stockholders' equity                     17,435,056     24,997,630
                                                   ------------   ------------

TOTAL                                              $ 29,276,497   $ 37,806,427
                                                   ============   ============

See notes to financial statements.

IGEN, INC.

STATEMENTS OF CASH FLOWS

                                                Year Ended March 31,
- --------------------------------------------------------------------------------
                                        1996           1995          1994
                                     ----------     ----------    ----------
CASH FLOWS FROM OPERATIONS:
CONTINUING OPERATING ACTIVITIES:
  Net (loss) income from
   continuing operations             $ (7,647,774)  $(5,928,514)  $  7,595,903
  Adjustments to reconcile net
   income (loss) to net cash
    provided by (used in)
    operating activities:
    Interest on note receivable
     from sale of common stock            (28,700)      (29,900)       (33,630)
    Amortization of deferred
     compensation                         108,840       108,840        108,840
    Depreciation and amortization       1,025,753       535,265        390,682
    Loss on disposal of equipment,
     furniture, and improvements               --       240,071             --
  Deferred revenue                       (505,215)   (1,664,272)     4,296,740
  Add (deduct) items not affecting
   cash:
    Accounts receivable                  (602,564)     (861,635)      (296,236)
    Inventory                            (584,172)     (759,087)       236,045
    Prepaid expenses and other           (161,092)     (521,282)      (339,290)
    Other assets                          261,111       105,092        349,900
    Accounts payable and accrued
     expenses                            (224,824)    1,789,616        544,894
                                     ------------  ------------   ------------
      Net cash (used in) provided
       by continuing operating
       activities                      (8,358,637)   (6,985,806)    12,853,848
                                     ------------  ------------   ------------

DISCONTINUED OPERATIONS:
  Loss from discontinued operations            --            --    (10,573,069)
  Items not requiring cash:
    Depreciation and amortization              --            --         35,704
    Write-off of discontinued
     assets                                    --            --        132,582
    Provision for loss on disposal
     of discontinued operations                --            --      3,394,927
    Net liabilities of
     discontinued operations                   --    (1,967,977)            --
  Purchase of product technology               --            --        (10,000)
                                     ------------  ------------   ------------
      Total funds used in
       discontinued operations                 --    (1,967,977)    (7,019,856)
                                     ------------  ------------   ------------
      Net cash (used in) provided
       by operating activities         (8,358,637)   (8,953,783)     5,833,992
                                     ------------  ------------   ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Expenditures for equipment,
   furniture, and improvements         (1,418,319)   (1,946,214)      (988,238)
  Purchase of product technology               --            --        (20,609)
  Sale of short-term investments        8,496,327     5,952,628             --
  Purchases of short-term
   investments                        (24,712,216)           --     (4,069,738)
                                     ------------  ------------   ------------
      Net cash (used in) provided
       by investing activities        (17,634,208)    4,006,414     (5,078,585)
                                     ------------  ------------   ------------

                                                Year Ended March 31,
- --------------------------------------------------------------------------------
                                        1996           1995          1994
                                     ----------     ----------    ----------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from initial public
   offering, net                               --            --     31,105,972
  Repayment of notes receivable
   from sale of common stock, net         106,016         8,047        129,296
  Issuances of common stock               309,594       152,392      2,720,170
  Repurchases of common stock            (410,550)     (779,938)            --
  Principal payments under capital
   lease obligations                     (237,317)           --             --
                                     ------------  ------------   ------------
      Net cash (used in) provided
       by financing activities           (232,257)     (619,499)    33,955,438
                                     ------------  ------------   ------------

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                 (26,225,102)   (5,566,868)    34,710,845

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                     30,226,249    35,793,117      1,082,272
                                     ------------  ------------   ------------

CASH AND CASH EQUIVALENTS, END OF
 YEAR                                $  4,001,147  $ 30,226,249   $ 35,793,117
                                     ============  ============   ============

Supplemental Disclosures of Cash
 Flow Information:
  Interest paid                      $     64,368  $      1,358   $      2,368
  Taxes paid                         $         --  $         --   $     45,000

Supplemental Disclosures of Noncash Investing and Financing Activities:

During the years ended March 31, 1996 and 1995, the Company incurred capital lease obligations of approximately $150,000 and $750,000 for equipment, furniture and improvements.

During the years ended March 31, 1996, 1995 and 1994, the Company received notes totaling $1,845, $912 and $24,358, respectively, from the exercise of stock options.

The Company converted existing notes receivable from two noncontrolled affiliates of approximately $2.8 million during the year ended March 31, 1994, as partial consideration for its commitment under the discontinued operations (see Note 2).

During the year ended March 31, 1994, the Company's preferred stock was converted into common stock (see Note 4).

See notes to financial statements.

IGEN, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             Preferred Stock               Common Stock
                                                       ---------------------------   ---------------------------
                                                          Shares         Amount         Shares         Amount
                                                       ------------   ------------   ------------   ------------
BALANCE, APRIL 1, 1993                                    1,595,680   $ 27,250,645      5,575,795   $      5,576
  Issuance of 507,168 shares of common stock                     --             --        507,168            507
  Issuance of 2,990,000 shares of common stock
    in an initial public offering                                --             --      2,990,000          2,990
  Redemption value of Series D and E redeemable
    convertible preferred stock in excess
    of carrying value                                            --      1,092,362             --             --
  Issuance of 5,585,757 shares of common stock for
    conversion of preferred stock                        (1,595,680)   (28,343,007)     5,585,757          5,586
  Changes in notes receivable                                    --             --             --             --
  Amortization of deferred compensation                          --             --             --             --
  Net loss for the year ended March 31, 1994                     --             --             --             --
                                                       ------------   ------------   ------------   ------------

BALANCE, MARCH 31, 1994                                          --             --     14,658,720         14,659
  Issuance of 271,070 shares of common stock                     --             --        271,070            271
  Repurchase of 148,100 shares of common stock                   --             --       (148,100)          (148)
  Amortization of deferred compensation                          --             --             --             --
  Changes in notes receivable                                    --             --             --             --
  Net loss for the year ended March 31, 1995                     --             --             --             --
                                                       ------------   ------------   ------------   ------------

BALANCE MARCH 31, 1995                                           --             --     14,781,690         14,782
  Issuance of 207,349 shares of common stock                     --             --        207,349            207
  Repurchase of 80,509 shares of common stock                    --             --        (80,509)           (80)
  Amortization of deferred compensation                          --             --             --             --
  Changes in notes receivable                                    --             --             --             --
  Net loss for the year ended March 31, 1996                     --             --             --             --
                                                       ------------   ------------   ------------   ------------
BALANCE MARCH 31, 1996                                           --             --     14,908,530   $     14,909
                                                       ============   ============   ============   ============

See notes to financial statements.

                                                      Notes
                                                   Receivable
   Additional                                       from sale
     Paid-In       Accumulated      Deferred        of Common
     Capital         Deficit      Compensation        Stock            Total
  ------------    ------------    ------------    ------------     ------------
  $  3,220,112    $(29,172,678)   $   (417,235)   $   (473,199)    $    413,221
     2,744,021              --              --         (24,358)       2,720,170

    31,102,982              --              --              --       31,105,972


            --      (1,092,362)             --              --               --

    28,337,421              --              --              --               --
            --              --              --          95,666           95,666
            --              --         108,840              --          108,840
            --      (2,977,166)             --              --       (2,977,166)
  ------------    ------------    ------------    ------------     ------------

    65,404,536     (33,242,206)       (308,395)       (401,891)      31,466,703
       152,121              --              --              --          152,392
      (779,790)             --              --              --         (779,938)
            --              --         108,840              --          108,840
            --              --              --         (21,853)         (21,853)
            --      (5,928,514)             --              --       (5,928,514)
  ------------    ------------    ------------    ------------     ------------

    64,776,867     (39,170,720)       (199,555)       (423,744)      24,997,630
       309,387              --              --              --          309,594
      (410,470)             --              --              --         (410,550)
            --              --         108,840              --          108,840
            --              --              --          77,316           77,316
            --      (7,647,774)             --              --       (7,647,774)
  ------------    ------------    ------------    ------------     ------------
  $ 64,675,784    $(46,818,494)   $    (90,715)   $   (346,428)    $ 17,435,056
  ============    ============    ============    ============     ============

IGEN, Inc.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain amounts from the prior years have been reclassified to conform to the current presentation.

Organization and Business Activity -- IGEN, Inc. (the Company) develops, manufactures, and markets diagnostic systems utilizing its patented ORIGEN technology, which is based on electrochemiluminescence. During the fiscal year ended March 31, 1994, the Company reorganized its operations to focus on the worldwide commercialization of clinical diagnostic and life science research products and discontinued its pharmaceutical development operations (see Note
2).

Cash Equivalents and Short-Term Investments -- Cash equivalents include cash in banks, money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less.

The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1996. In accordance with this statement, the company has classified its short term investments which consist of U.S. Government Obligations and Corporate Debt Securities as "available for sale" which are recorded at fair value, based on quoted market prices, which approximates cost.

Concentration of Credit Risk -- The Company has invested its excess cash generally in securities of the U.S. Treasury, money market funds, certificates of deposit and corporate bonds. The Company invests its excess cash in accordance with a policy objective that seeks to ensure both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on their terms and concentrations by type and issuer. The Company has not experienced any losses on its investments, due to credit risk.

Inventory is recorded at the lower of cost or market using the first-in, first-out method and consists of the following:

                         1996          1995
- ------------------------------------------------
Finished Goods        $1,270,410    $  762,573
Work in process          243,888        64,276
Raw materials            134,120       237,397
                      ----------    ----------
    Total             $1,648,418    $1,064,246
                      ==========    ==========

Equipment, Furniture, and Improvements are carried at cost. Depreciation is computed over the estimated useful lives of the assets, generally five years, using accelerated methods. Such property consists of the following:

                         1996          1995
- ------------------------------------------------
Laboratory equipment  $2,974,624    $2,323,409
Furniture and office
 equipment             1,798,280     1,298,702
Leasehold improvements 1,399,110     1,131,584
                      ----------    ----------
    Total             $6,172,014    $4,753,695
                      ==========    ==========

Prepaid Expenses -- Prepaid expenses consist primarily of fees incurred in connection with the Company entering into certain license agreements (see Note
3). Amounts are deferred and recognized over the term of such agreements as the Company records related revenue. At March 31, 1996 and 1995, the Company had recorded current and noncurrent "prepaid fees" of approximately $300,000 and $600,000, respectively.

Purchased Product Technology -- The Company amortizes the cost of purchased patent rights on a straight-line basis over the estimated economic lives of such assets, ranging from five to twenty-one years. The Company has acquired certain product and patent rights from a noncontrolled affiliated company that are being amortized over the remaining lives of the underlying patents.

Accumulated amortization on purchased product technology rights was $157,051, $126,787 and $95,923 at March 31, 1996, 1995 and 1994, respectively.

Revenue Recognition -- Nonrefundable license fees, option fees, and milestone payments in connection with research and development contracts or commercialization agreements with corporate partners are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Amounts received in advance of performance under contracts or commercialization agreements are recorded as deferred revenue until earned. Product sales revenue is recorded as products are shipped.

The Company derives a significant portion of its revenue from product development and license agreements with certain companies (see Note 3).

Deferred Income Taxes -- Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Income (Loss) Per Share has been computed based on the weighted average number of common shares and common equivalent shares outstanding during each period including common equivalent shares calculated for the stock options and warrants under the treasury stock method for all periods presented, except for periods which have losses from both continuing operations and a net loss.

Pursuant to accounting practices prescribed by the Securities and Exchange Commission, common stock and common stock options issued within the twelve-month period prior to the Company's initial public offering at a price below the public offering price have been included in the calculation of earnings per share as if they were outstanding for all periods presented. Furthermore, common equivalent shares from convertible preferred stock that converted into common shares upon the closing of the Company's initial public offering in February 1994 are included in the calculation as if they were converted to common shares as of the original dates of issuance.

NEW ACCOUNTING STANDARDS

Accounting for Long-Lived Assets -- In 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which will be effective for the Company's 1997 fiscal year. The Company does not believe the new standard will have a material impact on its financial position, results of operations, and cash flows.

Accounting for Stock Compensation -- In 1995, the FASB issued SFAS 123 "Accounting for Stock-Based Compensation" which also will be effective for the Company's 1997 fiscal year. SFAS 123 allows for companies to adopt a new fair-value basis of accounting for stock options and other equity instruments, or the disclosure -- only alternative for stock based compensation. The Company has not yet determined whether it will elect the expense recognition or disclosure-only alternative permitted under SFAS 123 and therefore has not yet determined the impact of such adoption on its financial position, results of operations, and cash flows.

2. DISCONTINUED OPERATIONS

Through March 31, 1993, the Company was developing products using its patented technologies, primarily the ORIGEN technology, for diagnostic testing and proprietary compounds for pharmaceuticals. Products under development addressed two distinct market operations: in vitro clinical diagnostic and life science research products and pharmaceutical products. During the fiscal year ended March 31, 1994, the Company enacted a reorganization to focus exclusively on opportunities with in vitro clinical diagnostic and life science research products. The plan included the disposition of the Company's pharmaceutical development operations. Provision for losses on the disposal of the discontinued pharmaceutical operations were recorded during fiscal year 1994.

In December 1993, the Company entered into agreements with two noncontrolled affiliated companies (Proteinix Corporation and Pro-Neuron, Inc.) whereby Proteinix and Pro-Neuron would assume contractual and financial responsibility for commitments, agreements, and contract research programs of the pharmaceutical business. In conjunction with these agreements, IGEN agreed to pay Proteinix $3,200,000 and Pro-Neuron $5,000,000 for their assumption of IGEN's existing contracts and commitments. As partial consideration, the company converted existing notes receivable from Proteinix and Pro-Neuron of approximately $2.8 million. The consideration paid to dispose of the pharmaceutical development operations has been recorded as costs related to the discontinued operation. IGEN has no further commitment to fund the pharmaceutical development operations assumed by Proteinix or Pro-Neuron.

As part of the disposition, the Company transferred all of its pharmaceutical technologies and development programs to Proteinix and Pro-Neuron. The Company is entitled to receive a royalty based on future product sales. The Company also licensed certain technologies from Proteinix and Pro-Neuron for use in its diagnostic business, and will pay a royalty based on future product sales.

The Company was also provided the right to receive stock of Proteinix and Pro-Neuron under certain circumstances. If the Company were to receive stock in Proteinix or Pro-Neuron, its ownership interest in either company would not exceed 9%.

Loss from discontinued operations, net of income tax effects, for the year end March 31, 1994, is as follows:

Loss from operations                      $ (1,029,153)
Income tax benefit                              18,800
                                          ------------
  Net loss from operations                  (1,010,353)
                                          ------------
Loss on disposal                            (9,706,916)
Income tax benefit                             144,200
                                          ------------
  Net loss on disposal                      (9,562,716)
                                          ------------
Loss from discontinued operations         $(10,573,069)
                                          ============

3. LICENSE AND RESEARCH AGREEMENTS

In 1991, the Company entered into an agreement with Boehringer Mannheim GmbH, a European company, under which that company was granted rights to develop and market certain clinical diagnostic systems worldwide based on the Company's ORIGEN technology. Under the terms of the agreement, the Company received five $10 million license payments annually through January 1996, additional payments for certain product development work, and is entitled to receive royalties on product sales. The annual license payments are being recognized as revenue on a ratable basis through 1996.

During 1993 the Company entered into a $20 million license and stock purchase agreement with Organon Teknika, B.V., a European company. Under this agreement, the Company sold 346,135 shares of common stock, granted a license to develop and market certain diagnostic systems worldwide utilizing the Company's ORIGEN technology and agreed to invest $5 million in research and development under a joint development program. The Company has recorded $11,358,990 as license revenue and recorded proceeds of $2,641,010 relating to the sale of the common stock for the year ended March 31, 1994. During the years ended March 31, 1996, 1995 and 1994, contract revenue of $1,111,200, $2,224,663 and $1,250,100 has been recognized. Deferred revenue at March 31, 1996 and 1995, is $413,737 and $1,524,937, respectively. Among other things, the agreement provides for royalty payments to the Company on product sales and for product supply arrangements between the parties. Sales to Organon Teknika under this agreement amounted to approximately $1.1 million, $780,000 and $347,000 during the years ended March 31, 1996, 1995 and 1994.

During 1990, the Company granted a license to Eisai Co., Ltd., a Japanese company, to market in Japan a certain clinical diagnostic system based on the Company's ORIGEN technology. The agreement provides for additional future license fees tied to the achievement of product development milestones. This agreement also provides for royalty payments to the Company on product sales, and product supply arrangements between the parties.

During 1993, the Company established HyperGen, a Joint Venture partnership, with a noncontrolled affiliated company to develop and commercialize biomedical products utilizing advanced materials. Concurrent with the joint venture formation, the Company also entered into a Product Development and Marketing Agreement with HyperGen and the affiliated company. The Company contributed cash of $3 million for its 50% interest in HyperGen and made an additional payment of $2 million based on the attainment of certain milestones. In connection with this arrangement, the Company also paid $750,000 to acquire a fully paid, exclusive license to use these advanced materials in its diagnostic business. During 1995, the Company acquired the remaining 50% interest of HyperGen for $3 million. IGEN assumed operating control of HyperGen and consolidated HyperGen's research and development programs into the Company's internal programs.

During November, 1995 the Company formed a Joint Venture for the development and commercialization of advanced diagnostic products utilizing a proprietary combination of multi-array technology together with the Company's ORIGEN(R) technology. Products based on these technologies would be used for high throughput, multiparameter analysis for DNA sequencing, clinical chemistry and immunodiagnostics. The joint venture is named Meso Scale Diagnostics, LLC ("MSD"), and was formed together with Meso Scale Technologies, LLC ("MST"), which is a noncontrolled affiliated Company. The Company has agreed to provide initial capital contributions to MSD of $5 million over time, plus certain start up costs, in exchange for a 50% interest and to fund the organizational and certain ongoing (non-research) operating expenses of MSD. The Company will also participate in a collaborative research program. During the year ended March 31, 1996 the Company made contributions of approximately $400,000.

IGEN has accounted for its investments in HyperGen and MSD as research and development funding arrangements and, accordingly, has recorded its payments as research and development expense.

4. STOCKHOLDERS' EQUITY

Common Stock -- In February 1994, the Company completed an initial public offering of 2,990,000 shares of common stock (including 390,000 shares from exercise of the underwriters over-allotment option) at $11.50 per share. The Company received net proceeds of approximately $32 million before payment of offering expenses.

Shareholder Rights Plan -- In December 1995, the Board of Directors adopted a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of common stock par value $.001 per share, of the Company. The dividend was paid on January 19, 1996 to the shareholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, of the Company at a price of $65.00 per one one-hundredth of a Preferred Share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, between the Company and The First National Bank of Boston.

Convertible Preferred Stock -- Upon the closing of the Company's initial public offering of its common stock, each share of Series A, Series B and Series C convertible preferred stock and Series D redeemable convertible preferred stock mandatorily converted into 3.5 shares of common stock. Each share of Series E redeemable convertible preferred stock mandatorily converted into 3.5091 shares of common stock. Accordingly, the Series D and E redeemable convertible preferred stock has been retroactively reflected as equity in the accompanying financial statements from the date of issuance. Prior to its conversion into common stock, the net carrying value of the Company's redeemable preferred stock (Series D and E) was adjusted to the redemption value by charging "accumulated deficit".

Stock Option Plan -- During fiscal 1995, the Company adopted the 1994 Stock Option Plan under which 1,000,000 shares of Common Stock have been reserved for issuance upon exercise of options granted to employees or consultants and the 1994 Non-Employee Directors Stock Option Plan under which 150,000 shares of Common Stock have been reserved for issuance upon exercise of options granted to Non-Employee Directors. The 1994 Stock Option Plan replaced the 1985 Stock Option Plan which expired in February 1995.

The Option Plans provide for the granting of both incentive stock options intended to qualify as such under Section 422 of the Internal Revenue Code of 1986, as amended, and supplemental stock options that do not so qualify.

A summary of the option activity is as follows:

                                                    Exercise Price
                                      Number of         Range
                                       Shares         ($/share)
- --------------------------------------------------------------------
Outstanding on April 1, 1993            1,909,904   $0.29 - $4.57
  Exercised                              (161,047)  $0.29 - $4.57
  Forfeited                               (68,268)  $0.29 - $4.57
                                        ---------
Outstanding on March 31, 1994           1,680,589   $0.29 - $4.57
  Granted                                 356,500   $5.50 - $9.63
  Exercised                              (271,070)  $0.29 - $4.57
  Forfeited                               (11,845)  $0.29 - $4.57
                                        ---------
Outstanding on March 31, 1995           1,754,174   $0.29 - $9.63
  Granted                                  67,800   $4.87 - $6.25
  Exercised                              (207,349)  $0.29 - $5.50
  Forfeited                              (122,279)  $0.57 - $5.50
                                        ---------
Outstanding on March 31, 1996           1,492,346   $0.29 - $9.63
                                        =========

For financial statement presentation purposes, the Company recorded deferred compensation expense for the difference between the grant price and the deemed fair value of the Company's common shares for options granted in February 1992. The deferred compensation is amortized ratably over the vesting period of the options, which is five years. Amortization for each of the three years ended March 31, 1996, 1995, and 1994, totaled $108,840, respectively.

Notes Receivable From Stockholders -- Notes receivable arising from the sale of common stock (net of subsequent repayments) are presented in the accompanying financial statements as a reduction of stockholders' equity. The notes have terms of four years and bear interest with a range of 6-8%.

Stock Split -- The Company's Board of Directors authorized a 3.5-to-one stock split on common shares that became effective April 2, 1993, upon shareholders' approval. All references to the number of common shares and per share data, as well as stock option data, have been adjusted to reflect the stock split retroactively. Simultaneous with the stock split, the conversion ratio of convertible preferred stock to common stock was increased to three and one half shares to one (from one to one).

Additionally, effective April 2, 1993, the number of authorized shares of common and preferred stock increased to 50,000,000 and 10,000,000 shares, respectively, and a par value was established at $.001 for both common and preferred stock. The carrying value of common stock and additional paid-in capital has been reclassified to reflect the establishment of a par value.

Stock Repurchase Plan -- The Company's Board of Directors has authorized the repurchase of up to $2,000,000 of its common stock. Through March 31, 1996, the Company had repurchased 228,609 shares at a cost of approximately $1.2 million. All shares repurchased under this Plan have been retired.

5. INCOME TAXES

For the years ended March 31, 1996 and 1995, the Company recorded no income tax expense. For the year ended March 31, 1994, the Company recorded income tax expense of $163,000 for continuing operations, and an income tax benefit of $163,000 from discontinued operations.

For the years ended March 31, 1996 and 1995, the Company did not pay federal tax, as calculated by applying statutory rates to pretax income. For the year ended March 31, 1994, the Companys federal tax of $2,638,000 was offset by the utilization of net operating loss carry forwards and discontinued operations.

As of March 31, 1996, the Company has available for income tax reporting purposes net operating loss and general business credit carryforwards approximating $31,000,000 and $2,100,000, respectively. These carryforwards expire in varying amounts through March 31, 2011. Under the provisions of the Tax Reform Act of 1986, the use of the Company's net operating loss carryforward may be significantly reduced, if substantial changes in stock ownership take place. The potential tax benefits of the unused carryforwards have not been recorded for financial statement purposes because of the uncertainty of realizing those benefits in the future.

The approximate tax effects of temporary differences that gave rise to the Company's deferred tax assets and liabilities are as follows:

                                    Year Ended March 31,
- -------------------------------------------------------------
                                   1996             1995
                               -----------       -----------

Deferred tax assets:
  Deferred revenue             $  2,836,000      $  2,700,000
  Net operating loss and tax
    credit carryforwards         12,427,000         9,773,000
  Less valuation allowance      (15,218,000)      (12,428,000)
                               ------------      ------------
Net deferred tax assets        $     45,000      $     45,000
                               ============      ============

6. EMPLOYEE SAVINGS PLAN

The Company has an Employee Savings Plan (the Plan) qualifying under Section 401(k) of the Internal Revenue Code and subject to the Employee Retirement Income Security Act of 1974, as amended. Qualified individuals are eligible to participate in the Plan, and the Company may, but is not required to, make matching contributions. Through March 31, 1996 the Company has not made a contribution to this Plan.

The Company is not obligated under any other postretirement benefit plan.

7. RELATED PARTIES

Certain shareholders of the Company are also shareholders of several other companies. These companies are considered affiliates of IGEN for the purpose of this disclosure. As discussed in Notes 2 and 3, the Company has entered into transactions with companies that were affiliated through common shareholders. At March 31, 1996 and 1995, $281,860 and $375,708 were due from affiliated companies for services rendered and certain shared costs. Also during 1996 the Company incurred $487,494 in expenses under a research contract with an affiliate and prepaid $500,000 for a research and supply agreement with another affiliate.

The Company has licensed certain diagnostic technologies from affiliated companies and has licensed certain pharmaceutical technologies to affiliated companies. No royalties have ever been earned or accrued under these license agreements.

8. COMMITMENTS

Capital Leases -- The Company is obligated under capital lease agreements, for certain equipment, furniture and building improvements. The aggregate discounted lease payments are recorded as a liability, and the fair market value of the related leased assets are capitalized and amortized over the assets estimated useful lives. Total assets capitalized pursuant to such agreements were approximately $900,000 at March 31, 1996.

The future minimum payments under these lease agreements at March 31, 1996 are as follows:

1997                                           $ 213,625
1998                                             165,650
1999                                             115,720
2000                                             120,045
                                               ---------
Total minimum payments                           615,040
Amount representing interest                     (98,715)
                                               ---------
Obligations under capital leases                 516,325
Current portion                                 (187,263)
                                               ---------
Obligations under capital leases-noncurrent    $ 329,062
                                               =========

Operating Leases -- During 1995, the Company entered into a lease for an office, laboratory and manufacturing facility with a term of ten years, and an option to terminate the lease after five years. The Company has certain other building and equipment operating leases, which have terms expiring through 1997. Rent expense for facility and equipment operating leases totaled $1,556,329, $1,318,407, and $534,747, for the years ended March 31, 1996, 1995, and 1994, respectively.

Research Agreements -- The Company has entered into agreements with entities to fund research and development programs.

At March 31, 1996, the future minimum lease and research payments under these agreements are as follows:

              Operating Leases    Research Agreements
- --------------------------------------------------------
1997               $ 1,371,029           $1,700,000
1998                 1,413,778            1,200 000
1999                 1,455,591            1,150,000
2000                 1,478,659            1,000,000
2001                 1,523,019              600,000
Thereafter           6,272,858                   --
                   -----------           ----------
Total              $13,514,934           $5,650,000
                   ===========           ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is information regarding directors, executive officers and key employees of the Company as of June 30, 1996:

Name                         Age                     Position
Samuel J. Wohlstadter         54  Chairman, Chief Executive Officer and Director
Richard J. Massey, Ph.D.      49  President, Chief Operating Officer and
                                  Director
Robert Connelly               36  Vice President, Marketing and Sales
Gary Henricksen               45  Vice President, Separations Business Unit
George V. Migausky            41  Vice President, Chief Financial Officer
Richard Pytelewski            46  Vice President, Operations
Herman H. Spolders, Ph.D.     50  Vice President, Business Development and
                                  Planning
Richard O. Williams, Ph.D.    51  Vice President, Scientific Affairs
Edward B. Lurier(1)(2)        65  Director
William J. O'Neill(1)(2)      54  Director
Hubert Rehkaemper(2)          58  Director
Robert R. Salsmans            51  Director

(1) Member of Audit Committee.
(2) Member of Compensation Committee.

Samuel J. Wohlstadter is a founder of the Company and has been Chairman of the Board and Chief Executive Officer since its formation in 1982. Mr. Wohlstadter has been a venture capitalist for more than 20 years and has experience in founding, supporting and managing high technology companies, including Amgen Inc., a biopharmaceutical company, and Applied Biosystems, Inc., a medical and biological research products company. Mr. Wohlstadter is also Chief Executive Officer of Hyperion Catalysis International, an advanced materials company, which he founded in 1981, of Pro-Neuron, Inc., a drug discovery company, which he founded in 1985, of Proteinix Corporation, a development stage company organized to conduct research in intracellular metabolic processes, which he founded in 1988 and of Pro-Virus, Inc., a drug discovery company, which commenced operations in 1994.

Richard J. Massey, Ph.D. is a founder of the Company, has been President and Chief Operating Officer of the Company since February 1992, a Director of the Company since 1990 and served as Senior Vice President since 1985. From 1981 until he joined IGEN in 1983, Dr. Massey was a faculty member in the Microbiology and Immunology Department at Rush Medical Center in Chicago. Prior to that, he was Senior Research Scientist at the National Cancer Institute, Frederick Cancer Research Center.

Robert Connelly has been Vice President of Marketing and Sales since February 1994, when he joined the Company. Previously, Mr. Connelly was the U.S. Marketing Manager for the Instrument Group at Abbott Laboratories where he was responsible for the marketing of chemistry and hematology systems and point-of-care and near-patient testing instruments.

Gary Henricksen joined the Company in January 1996 as Vice President of the Separations Business Unit. From 1994 until he joined the Company, Mr. Henricksen was Director, Laboratory Product Business Unit in the Separations Division of Sartorius Corporation where he was responsible for North American sales and marketing of laboratory separations products and commercialization of membrane absorbers in bioprocessing. Prior to 1994, he was the Director of Marketing and Technical Service for the same company.

George V. Migausky has been associated with IGEN as Chief Financial Officer since 1985, assuming that position on a full-time basis in 1992. Between 1985 and 1992, in addition to serving as Chief Financial Officer of IGEN on a part-time basis, Mr. Migausky also served as financial advisor to several other privately held companies. Prior to joining IGEN in 1985, he spent nine years in financial management and public accounting positions, most recently as a Manager with the High Technology Group of Deloitte Haskins & Sells.

Richard Pytelewski has been Vice President of Operations since he joined the Company in December 1994. Previously, Mr. Pytelewski provided operations consulting support to medical, pharmaceutical and diagnostic ventures and he was also previously Vice President of Operations at Biomira, Inc., in Edmonton, Canada, supporting the worldwide distribution of in-vitro and in-vivo diagnostic and therapeutic products.

Herman H. Spolders, Ph.D. has been Vice President of Business Development and Planning since 1995 and served previously as Vice President International Operations since he joined the Company in March 1993. From 1991 to 1993, he was a member of the Organon Teknika executive board and from 1989 to 1993, he was the Vice President of the worldwide research and development organization at Organon Teknika.

Richard O. Williams, Ph.D. has been Vice President Scientific Affairs since December 1995 and served previously as Vice President Research Products, since August 1993 and Vice President, Therapeutic Research since he joined IGEN in September 1990. Between 1984 and September 1990, he was a professor at the University of Karlsruhe and was affiliated with the German Nuclear Research Center in Karlsruhe, Germany. He also served on the Scientific Advisory Board of Amgen Inc. from its inception in 1980 through 1987.

Edward B. Lurier is a General Partner of Gryphon Ventures, a venture capital fund, and Chairman of Gryphon Management Co., Inc., a venture capital firm, positions he has held since January 1986. Mr. Lurier has been a Director of the Company since 1987. Mr. Lurier is also a director of Energy Biosystems Corp., a fossil fuel, biotechnology research and development company, and several privately held companies.

William J. O'Neill has been a Director of the Company since 1984. He serves as Executive Vice President and Chief Financial Officer of Polaroid Corporation, a photographic equipment company, where he has been employed for more than 25 years.

Hubert Rehkaemper serves as President and Chief Executive Officer of Boehringer Mannheim Corporation, a diagnostics company, affiliated with Corange Ltd., a holding company with high technology operating units in the medical industry, where he has been employed for more than 27 years.

Robert R. Salsmans has served as President and Chief Executive Officer of Organon Teknika, a business unit that is part of the Pharma group of Akzo Nobel N.V., a holding company with high technology operating units in the biotechnology, medical, and pharmaceutical industries, in the Netherlands, since September 1994. From October 1993 through August 1994, Mr. Salsmans served as Managing Director of Organon Teknika and from 1990 through September 1993 he served as Managing Director of Organon International B.V.

Compliance with the Reporting Requirements of Section 16(a)
- -----------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulation to furnish the Company with copies of Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 1996, all Section 16(1) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Directors

  In accordance with Company policy, all members of the Board of Directors are eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings.

  Effective April 25, 1994, each non-employee director of the Company receives a per meeting attendance fee of $1,000. In the fiscal year ended March 31, 1996, the total compensation paid to non-employee directors (all directors except Mr. Wohlstadter and Dr. Massey) was $5,000.

  On April 25, 1994, each non-employee director of the Company was granted an option to purchase 10,000 shares of the Company's Common Stock under the 1994 Non-Employee Directors' Stock Option Plan at a purchase price of $8.75 per share (the closing sales price reported in the Nasdaq National Market System on the day prior to the date of grant). The options vest over a period of five years with one-fifth of the option becoming exercisable one year from the date of grant and an additional one-twentieth becoming exercisable every three months thereafter. Such vesting is conditioned upon continued service as a director of the Company.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) Index to Financial Statements.

The financial statements listed in the Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

(a) (2) Index to Financial Statement Schedules.

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a) (3) Index to Exhibits.

The Exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits.

(b) Reports on Form 8-K.  None.

(c) (1) Exhibits The response to this portion of Item 14 is submitted as a separate section of this Form 10-K.

(c) (2) Management Contracts and Other Compensatory Arrangements.  None

(d) Financial Statement Schedules. All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

Compensation of Executive Officers

  The following table shows for the fiscal years ending March 31, 1996, 1995 and 1994, compensation awarded or paid to, or earned by the Company's Chief Executive Officer and its other four most highly compensated executive officers at March 31, 1996 (the "Named Executive Officers"):

                                          Summary Compensation Table

                                                                           Long Term
                                                        Annual            Compensation
                                                     Compensation             Awards
                                                ------------------------  ----------------
                                                                                        Other Annual
          Name and Principal              Year    Salary         Bonus     Options      Compensation
              Position                    ----     ($)            ($)     (# shares)        ($)
- - ------------------------------------          ----------     --------- ------------ ----------------
Samuel J. Wohlstadter                     1996   $237,000       $50,000          --              --
Chairman and Chief Executive Officer      1995   $227,000       $40,000      62,500          $5,400(1)
                                          1994   $216,000       $32,000          --          $6,938(1)

Richard J. Massey, Ph.D                   1996   $200,000       $40,000          --          $8,750(1)
President and Chief Operating Officer     1995   $191,000       $35,000      50,000          $8,750(1)
                                          1994   $182,000       $27,000          --          $8,750(1)

George V. Migausky                        1996   $150,000       $30,000          --              --
Vice President and Chief Financial        1995   $142,000       $25,000      27,500              --
Officer                                   1994   $135,000       $20,000          --              --

Herman H. Spolders, Ph.D.                 1996   $172,250        25,000          --              --
Vice President, Business Development      1995   $150,000            --          --              --
and Planning                              1994   $150,000            --          --              --

Robert Connelly                           1996   $127,000       $20,000          --              --
Vice President, Marketing and Sales       1995   $120,000       $12,000      30,000              --
                                          1994   $ 10,000(2)    $ 5,000(2)       --              --

(1)  Consists of annual lease value of Company-provided automobile.
(2)  Mr. Connelly joined the Company in February 1994.

                       Stock Option Grants And Exercises

  The Company has granted options to its executive officers under its 1985 Stock Option Plan (the "1985 Plan") and its 1994 Stock Option Plan (the "1994 Plan")(collectively, the "Plans"). The 1994 Plan was adopted by the Board of Directors in July 1994 to replace the 1985 Plan and was approved by the shareholders in September 1994. However, no options were granted under the Plans to any of the Named Executive Oficers during the fiscal year ended March 31, 1996. As of March 31, 1996, options to purchase a total of 1,492,436 shares were issued and outstanding under the Plans and options to purchase 867,479 shares remained available for grant under the 1994 Plan. The Company is empowered to and from time to time does repurchase shares of Common Stock in the open market for the purpose of making shares available for issuance upon the exercise of options.

  The following tables show for the fiscal year ended March 31, 1996, certain information regarding options granted to, exercised by and held at year end by the Named Executive Officers:


             Aggregated Option Exercises in Last Fiscal Year, and
                         March 31, 1996 Option Values

                                                                 Number of
                                                                 Securities            Value of
                                                                 Underlying            Unexercised
                                                                 Unexercised           In-the-Money
                                                                 Options at            Options at
                                                                 March 31, 1996 (#)    March 31, 1996 ($)
                             Shares Acquired    Value            Exercisable/          Exercisable/
Name                         on Exercise (#)    Realized (1)     Unexercisable(2)      Unexercisable(3)
- ----                         ----------------   ------------     ------------------    ------------------
Samuel J. Wohlstadter              --                --           357,875/124,625        $228,144/$57,036
Richard J. Massey, Ph.D            --                --            214,200/80,800        $147,560/$32,796
George V. Migausky               4,035            $18,880           66,700/31,000        $ 76,655/$13,182
Herman H. Spolders, Ph.D.          --                --             31,500/21,000        $ 21,420/$14,280
Robert Connelly                    --                --             12,000/18,000        $      0/$     0

- ------------------------------------
(1) Based on the fair market value of the Company's Common Stock on the dates of exercise minus the exercise price.
(2) Includes both "in-the-money" and "out-of-the-money" options. "In-the-money" options are options with exercise prices below the market price of the Company's Common Stock at March 31, 1996.
(3) Based on the closing price of the Company's Common Stock on March 31, 1996 ($5.25) minus the exercise price.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding the ownership of the Company's Common Stock as of June 30, 1996 by: (i) each current director;
(ii) each nominee for director; (iii) each of the executive officers named in the Summary Compensation Table; (iv) all executive officers and directors of the Company as a group; and (v) all those known by the Company to be beneficial owners of more than five percent (5%) of its Common Stock.



                                                 Beneficial Ownership (1)
                                                 ------------------------

  Name                                      Number of Shares  Percent of Total
  ----                                      ----------------  ----------------
Samuel J. and Nadine Wohlstadter (2)......     4,211,437           27.30%
  c/o IGEN, Inc.
  16020 Industrial Drive
  Gaithersburg, MD 20877
Richard J. Massey, Ph.D. (3)..............     1,172,000            7.69%
  c/o IGEN, Inc.
  16020 Industrial Drive
  Gaithersburg, MD 20877
Putnam Investment Management, Inc. (4)....     1,089,650            7.29%
  One Post Office Square
  Boston, MA 02109
Four Partners (5).........................       755,500            5.05%
  c/o Thomas J. Tisch
  667 Madison Ave.
  New York,, NY  10021
Edward B. Lurier (6)......................       440,291            2.94%
George V. Migausky (7)....................       150,000            1.00%
Richard O. Williams (8)...................       105,000            *
Herman H. Spolders, Ph.D. (9).............        52,500            *
William J. O'Neill (10)...................        41,500            *
Robert Connelly (11)......................        32,400            *
Richard Pytelewski (12)...................        20,000            *
Robert R. Salsmans (13)...................        10,000            *
Hubert Rehkaemper (14)....................        10,000            *

All directors and executive officers as
a group (12 persons) (15).................     6,245,128           38.95%

________________
*  Less than 1%

(1) This table is based upon information supplied by officers, directors and principal shareholders. Unless otherwise indicated in the footnotes to this table and subject to the community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned by him. Percentage of beneficial ownership is based on 14,945,689 shares of Common Stock outstanding as of June 30, 1996, adjusted as required by rules promulgated by the SEC.

(2) Includes 3,728,937 shares held by Mr. Wohlstadter and his wife and does not include 128,100 shares held by Mr. Wohlstadter's adult children. Also includes 482,500 shares issuable upon exercise of options held by Mr. Wohlstadter, which are subject to certain vesting conditions expiring ratably through April 1999. Mr. Wohlstadter's percentage ownership, counting only those shares issuable upon exercise of options held by him which vest as of August 29, 1996, would be 26.94%.

(3) Includes 295,000 shares issuable upon exercise of options held by Dr. Massey, which are subject to certain vesting conditions expiring ratably through April 1999. Dr. Massey's percentage ownership, counting only those shares issuable upon exercise of options held by him which vest as of August 29, 1996, would be 7.38%.

(4) Based on information contained in the Form 13(f) filed with the Securities and Exchange Commission on July 10, 1995 for the quarter ended June 30, 1995.

(5) Based on information contained in the Schedule 13D filed with the Securities and Exchange Commission on December 13, 1995.

(6) Includes 10,000 shares issuable upon exercise of options held by Mr. Lurier, which are subject to certain vesting conditions expiring ratably through April 1999. Also includes 418,091 shares held by Gryphon Ventures I, L.P. I ("Gryphon Ventures"). Mr. Lurier is a general partner of Gryphon Ventures and may be deemed to own beneficially all of its shares. Mr. Lurier's percentage ownership, counting only those shares issuable upon exercise of options held by him which vest as of August 29, 1996, would be 2.9%.

(7) Includes 16,800 shares held by Mr. Migausky's minor children and 97,700 shares issuable upon exercise of options held by Mr. Migausky, which are subject to certain vesting conditions expiring ratably through April 1999. Mr. Migausky's percentage ownership, counting only those shares issuable upon exercise of options held by him which vest as of August 29, 1996, would be 0.86%.

(8) Includes 69,800 shares issuable upon exercise of options held by Dr. Williams, which are subject to certain vesting conditions expiring ratably through April 1999.

(9) Includes 52,500 shares issuable upon exercise of options held by Dr. Spolders, which are subject to certain vesting conditions expiring ratably through February 1998.

(10) Includes 10,000 shares issuable upon exercise of options held by Mr. O'Neill, which are subject to certain vesting conditions expiring ratably through April 1999.

(11) Includes 30,000 shares issuable upon exercise of options held by Mr. Connelly, which are subject to certain vesting conditions expiring ratably through February 1999.

(12) Includes 20,000 shares issuable upon exercise of options held by Mr. Pytelewski, which are subject to certain vesting conditions expiring ratably through December 1999.

(13) Includes 10,000 shares issuable upon exercise of options held by Mr. Salsmans, which are subject to certain vesting conditions expiring ratably through August 2000. Excludes 346,135 shares held of record by Organon Teknika B.V. to which Mr. Salsmans disclaims beneficial ownership.

(14) Includes 10,000 shares issuable upon exercise of options held by Mr. Rehkaemper, which are subject to certain vesting conditions expiring ratably through August 2000.

(15) Includes 1,087,500 shares issuable upon exercise of options, some of which are subject to certain vesting restrictions. See also Notes (2), (3) and
     (6) through (14).

Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Offices, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

  To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company's Bylaws provide that the Company will indemnify its directors and may indemnify its officers, employees and other agents to the fullest extent permitted by California law. The Company is also empowered under its Bylaws to enter into indemnification contracts with its directors and officers and to purchase insurance on behalf of any person whom it is required or permitted to indemnify. Pursuant to these provisions, the Company has entered into indemnity agreements with each of its directors and executive officers and has obtained director and officer liability insurance in the amount of $4,000,000.

  In addition, the Company's Amended and Restated Articles of Incorporation provide that the liability of the directors for monetary damages shall be eliminated to the fullest extent permissible under California law. Pursuant to California law, the Company's directors shall not be liable for monetary damages for breach of the directors' fiduciary duty of care to the Company and its shareholders. However, this provision does not eliminate the duty of care, and in appropriate circumstances, equitable remedies such as injunctive or other forms of non-monetary relief will remain available under California law. In addition, each director will continue to be subject to liability for (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the Company or its shareholders or that involve the absence of good faith on the part of the director, (iii) any transaction from which a director derived an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director's duty to the Company or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director's duties, of a risk of serious injury to the Company or its shareholders, (v) acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director's duty to the Company or its shareholders, (vi) any transaction that constitutes an illegal distribution or dividend under California law, and
(vii) any transaction involving an unlawful conflict of interest between the director and the Company under California law. The provision also does not affect a director's responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

  In May 1993, the Company entered into a $20 million license agreement and a stock purchase agreement with Organon Teknika. Following this transaction, Mr. Joop Sistermans, then President and Chief Executive Officer of the Organon Teknika group of companies, joined the Company's Board of Directors in November 1993 and resigned from the Board of Directors effective September 30, 1995. Robert Salsmans, the current President and Chief Executive Officer of Organon Teknika, replaced Mr. Sistermans on the Company's Board of Directors at the August 1995 Board Meeting. During fiscal 1996, the Company recognized revenue of approximately $1.1 million and recorded sales of approximately $1.1 million.

  In May 1993, the Company established HyperGen, a joint venture partnership with Hyperion Catalysis International ("Hyperion"). Messrs. Lurier, Massey and Wohlstadter are affiliated with Hyperion. During fiscal 1994, pursuant to a Product Development and Marketing Agreement between the Company, Hyperion and HyperGen (the "Agreement"), the Company paid Hyperion a $5,000,000 license fee, $3,000,000 of which was paid upon execution of the Agreement and $2,000,000 of which was paid for research and development upon the achievement of certain milestones. The Company also paid HyperGen a $750,000 license fee pursuant to the Agreement. In addition, from time to time prior to 1993 the Company has borrowed money from and loaned money to Hyperion pursuant to various promissory notes in favor of the Company or Hyperion. The maximum amount due either company at any one time was $767,000 owed by Hyperion in May 1993. All loans between the Company and Hyperion were repaid in May 1993. During fiscal 1995, the Company acquired Hyperion's remaining 50% interest in HyperGen for $3,000,000 and entered into a long term supply agreement with Hyperion to ensure itself of sufficient supplies of graphite fibrils. Also during fiscal 1996, the Company entered into a research and supply agreement under which the Company prepaid $500,000.

  Proteinix Corporation ("Proteinix") and Pro-Neuron, Inc. ("Pro-Neuron") have a facilities agreement and have shared certain equipment and administrative services with the Company since 1992 and 1986, respectively. Proteinix and Pro-Neuron reimburse the Company for their relative share of the services received. In June 1995, the Company entered into a research and development agreement with Proteinix pursuant to which the Company has paid $650,000 of the $950,000 committed by the Company to be paid under the agreement. In addition, from time to time prior to 1993, the Company has advanced operating funds to Proteinix and Pro-Neuron evidenced by interest bearing promissory notes. No intercompany loans or advances currently exist. Mr. Wohlstadter is the principal shareholder and Chief Executive Officer of both Proteinix and Pro-Neuron.

  During November, 1995 the Company formed a Joint Venture for the development and commercialization of advanced disgnostic products utilizing a proprietary combination of multi-array technology together with the Company's ORIGEN technology. Products based on these technologies would be used for high throuhput, multiparameter analysis for DNA sequencing, clinical chemistry and immunodiagnostics. The joint venture is named Meso Scale Diagnostics, LLC ("MSD"), and was formed together with Meso Scale Technologies, LLC ("MST"), a company based in Maryland. The Company has agreed to provide initial capital contributions to MSD of $5 million over time, in exchange for its ownership interest and to fund the organizational and certain ongoing (non-research) operating expenses of MSD. The Company will also participate in a collaborative research program.

  MST is a technology-based company established and operated by Jacob Wohlstadter, the son of Samuel J. Wohlstadter, the Chief Executive Officer of the Company. Nadine Wohlstadter, a member of MST, is the spouse of Samuel J. Wohlstadter. The Company has agreed to indemnify Jacob Wohlstadter against liability from the joint venture.

  The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors and principal shareholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

  Furthermore, the Company adopted in April 1988 a policy on conflicts of interest requiring the Company's directors, officers and Scientific Advisory Board members to provide detailed disclosure of any outside activities or interest that might potentially conflict or appear to conflict with the Company's best interests. The Company also adopted a policy on related party transactions in January 1990 requiring review and approval by the Board of Directors of transactions involving, among others, the Company's management, principal shareholders or parties controlled by them when the value of the transaction equals or exceeds $50,000 or its duration exceeds three months.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IGEN, Inc.
June 28, 1996                       By:  /s/ Samuel J. Wohlstadter
                                       ----------------------------------
                                         Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Samuel J. Wohlstadter, Richard J. Massey and George V. Migausky as his attorney-in-fact for him in any and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                          Date
/s/ Samuel J. Wohlstadter     Chief Executive Officer        June 28, 1996
- ---------------------------   (Principal Executive Officer);
Samuel J. Wohlstadter         Director

/s/ George V. Migausky        Vice President                 June 28, 1996
- ---------------------------   and Chief Financial Officer
George V. Migausky            (Principal Financial and
                              Accounting Officer)

/s/ Edward Lurier             Director                       June 28, 1996
- ---------------------------
Edward Lurier

/s/ Richard J. Massey         President, Chief Operating     June 28, 1996
- ---------------------------   Officer; Director
Richard J. Massey

/s/ William O'Neill           Director                       June 28, 1996
- ---------------------------
William O'Neill

/s/ Hubert Rehkaemper         Director                       June 28, 1996
- ---------------------------
Hubert Rehkaemper

/s/ Robert Salsmans           Director                       June 28, 1996
- ---------------------------
Robert Salsmans


Index to Exhibits

Exhibit                                                                   Sequential
Number        Description of Document                           Page No.   Page No.
3.1/3/        Third Amended and Restated
              Articles of Incorporation of the
              Registrant.
3.2/2/        Bylaws of the Registrant.
4.1/5/        Rights Agreement, dated as of
              December 21, 1995, between the
              Company and the First National
              Bank of Boston.
4.2/5/        Form 8-A, filed December 29, 1995,
              registering the Preferred Share Purchase Rights.
4.3           Reference is made to Exhibits 3.1 and 3.2.
10.1/2/       Registration Agreement between the
              Registrant and the parties names therein
              dated as of March 17, 1988, as amended
              through March 30, 1993.
10.2/2/       Form of Waiver and Amendment of Registration
              Agreement executed in December 1993,
              amending in certain respects the Registration
              Agreement dated as of March 17, 1988.
10.3/2/       Lease Agreement between the Registrant
              and F&H Investments Limited Partnerships
              dated as of February 1 1989, as amended to date.
10.4/2/       Office lease between the Registrant and
              Jefferson Street Joint Venture dated as of
              March 5, 1986, as amended to date.
10.5/2/6/     Agreement between the Registrant and
              The Perkin-Elmer Corporation dated
              March 30, 1990, with Addendum to Agreement
              dated February 21, 1991.
10.6/2/       Agreement between the Registrant and
              Eisai Co., Ltd. dated May 25, 1990 (with
              certain confidential information deleted).
10.7/2/6/     License and Development Technology
              Agreement between the Registrant and
              Boehringer Mannheim GmbH dated
              September 23, 1992.
10.8/2/       License Agreement between the Registrant
              and Hyperion Catalysis International
              ("Hyperion") dated October 10, 1993 as
              amended March 15, 1990.
10.9/2/       Common Stock Purchase Agreement between
              the Registrant and Organon Teknika B.V.
              ("Organon") dated May 19, 1993.
10.10/2/6/    License and Technology Development agreement
              between the Registrant and Organon dated
              May 19, 1993.
10.11/2/      Agreement and Plan of Reorganization and Agreement
              and Plan of Merger between the Registrant and
              Molecular Displays, Inc. dated March 9, 1993.
10.12/2/6/    Term Sheet for Consolidation of Research Projects
              between the Registrant and Proteinix Corporation
              dated December 14, 1993.
10.13/2/6/    Term Sheet for consolidation of Cancer Research
              Projects between the Registrant and Pro-Neuron, Inc.
              dated December 14, 1993.
10.14/2/      Join Venture Agreement between the Registrant and
              Hyperion dated May 28, 1993.
10.15/2/      Product Development and Marketing Agreement
              between the Registrant, Hyperion and HyperGen
              dated may 29, 1993.
10.16/2/      Form of Indemnity Agreement entered into between the
              Registrant and its directors and officers.
10.17/2/      Registrant's 1985 Stock Option Plan, as amended, and
              related Form of Incentive Stock Option Grant and Form
              of Nonqualified Stock Option Grant.
10.18/4/      Registrant's 1994 Stock Option Plan, and related
              Form of Incentive Stock Option Grant.
10.19/4/      Registrant's 1994 Non-Employee Directors Stock
              Option Plan, and related Form of Incentive Stock
              Option Grant.
10.20/4/      Lease Agreement between the Registrant and
              W-M 16020 Limited Partnership dated
              October 5, 1994.
10.21/4/      Agreement for Purchase and Sale of Joint Venture
              Interest between Registrant and Hyperion Catalysis
              International, dated December 28, 1994
10.22/5/6/    Joint Venture Agreement, dated as of November 30, 1995,
              between MSD, MST and the Company.
10.23/5/      Limited Liability Company Agreement, dated as
              of November 30, 1995, between MSD, MST and
              the Company.
10.24/5/6/    IGEN/MSD License Agreement, dated as of
              November 30, 1995, between MSD and the Company.
10.25/5       Indemnification Agreement, dated as of November 30,
              1995, between the Company and Jacob Wohlstadter.
11.1/1/       Calculation of net loss per share.
23.1/1/       Consent of Deloitte & Touche LLP
24.1          Power of Attorney. Reference is made to the
              signature page.

- -------------------------------------------------------------
(1) Filed as an exhibit to this Annual Report on Form 10-K.

(2) Previously filed as an exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-72992) and incorporated by reference herein.

(3) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

(4) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

(5) Previously filed as an exhibit to the Registrant's Form 10-Q for the quarter ended December 31, 1995.

(6) Certain portions of this document have been granted confidential treatment.