Form 10-K/A
period 1996-03-31
IGEN INC /CA/
filed 1996-07-29
CIK 916304

                       SECURITIES AND EXCHANGE COMMISION
                              Washington, DC 20549

                                  FORM 10-K/A
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

This is page 1 of 40 pages.

The exhibit index appears on page 40.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Index to Financial Statements                                             Page

Independent Auditors' Report                                              17

Statements of Operations for Each of the Three
  Years in the Period Ended March 31, 1996                                18

Balance Sheets at March 31, 1996 and 1995                                 19

Statements of Cash Flows for Each of the Three
  Years in the Period Ended March 31, 1996                                20

Statements of Cash Flows for Each of the Three
  Years in the Period Ended March 31, 1996                                21

Statements of Shareholders' Equity for Each of
  the Three Years in the Period Ended
  March 31, 1996                                                          22

Notes to Financial Statements                                             24

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
                                                       ============   ============   ============   ============

See notes to financial statements.

PAGE>

                                                                                                          Notes
                                                                                                        Receivable
                                                        Additional                                       from sale
                                                         Paid-In       Accumulated      Deferred        of Common
                                                         Capital         Deficit      Compensation        Stock            Total
                                                      ------------    ------------    ------------    ------------     ------------
BALANCE, APRIL 1, 1993                                $  3,220,112    $(29,172,678)   $   (417,235)   $   (473,199)    $    413,221
  Issuance of 507,168 shares of common stock             2,744,021              --              --         (24,358)       2,720,170
  Issuance of 2,990,000 shares of common stock
    in an initial public offering                       31,102,982              --              --              --       31,105,972
  Redemption value of Series D and E redeemable
    convertible preferred stock in excess
    of carrying value                                           --      (1,092,362)             --              --               --
  Issuance of 5,585,757 shares of common stock for
    conversion of preferred stock                       28,337,421              --              --              --               --
  Changes in notes receivable                                   --              --              --          95,666           95,666
  Amortization of deferred compensation                         --              --         108,840              --          108,840
  Net loss for the year ended March 31, 1994                    --      (2,977,166)             --              --       (2,977,166)
                                                      ------------    ------------    ------------    ------------     ------------

BALANCE, MARCH 31, 1994                                 65,404,536     (33,242,206)       (308,395)       (401,891)      31,466,703
  Issuance of 271,070 shares of common stock               152,121              --              --              --          152,392
  Repurchase of 148,100 shares of common stock            (779,790)             --              --              --         (779,938)
  Amortization of deferred compensation                         --              --         108,840              --          108,840
  Changes in notes receivable                                   --              --              --         (21,853)         (21,853)
  Net loss for the year ended March 31, 1995                    --      (5,928,514)             --              --       (5,928,514)
                                                      ------------    ------------    ------------    ------------     ------------

BALANCE MARCH 31, 1995                                  64,776,867     (39,170,720)       (199,555)       (423,744)      24,997,630
  Issuance of 207,349 shares of common stock               309,387              --              --              --          309,594
  Repurchase of 80,509 shares of common stock             (410,470)             --              --              --         (410,550)
  Amortization of deferred compensation                         --              --         108,840              --          108,840
  Changes in notes receivable                                   --              --              --          77,316           77,316
  Net loss for the year ended March 31, 1996                    --      (7,647,774)             --              --       (7,647,774)
                                                      ------------    ------------    ------------    ------------     ------------
BALANCE MARCH 31, 1996                                $ 64,675,784    $(46,818,494)   $    (90,715)   $   (346,428)    $ 17,435,056
                                                      ============    ============    ============    ============     ============

See notes to financial statements.

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
                   ===========           ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is information regarding directors, executive officers and key employees of the Company as of June 30, 1996:

Name                         Age  Position
- ----                         ---  --------
Samuel J. Wohlstadter         54  Chairman, Chief Executive Officer and Director
Richard J. Massey, Ph.D.      49  President, Chief Operating Officer and
                                  Director
Robert Connelly               36  Vice President, Marketing and Sales
Gary Henricksen               45  Vice President, Separations Business Unit
George V. Migausky            41  Vice President, Chief Financial Officer
Richard Pytelewski            46  Vice President, Operations
Herman H. Spolders, Ph.D.     50  Vice President, Business Development and
                                  Planning
Richard O. Williams, Ph.D.    51  Vice President, Scientific Affairs
Edward B. Lurier(1)(2)        65  Director
William J. O'Neill(1)(2)      54  Director
Hubert Rehkaemper(2)          58  Director
Robert R. Salsmans            51  Director

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

Gary Henricksen joined the Company in January 1996 as Vice President of the Separations Business Unit. From 1994 until he joined the Company, Mr. Henricksen was Director of the Laboratory Product Business Unit in the Separations Division of Sartorius Corporation where he was responsible for North American sales and marketing of laboratory separations products and commercialization of membrane absorbers in bioprocessing. Prior to 1994, he was the Director of Marketing and Technical Service for the same company.

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

Richard Pytelewski has been Vice President of Operations since he joined the Company in December 1994. Previously, Mr. Pytelewski provided operations consulting support to biotechnology, pharmaceutical and diagnostic ventures and he was also previously Vice President of Operations at Biomira, Inc. in Edmonton, Canada, supporting the worldwide distribution of in-vitro and in-vivo diagnostic and therapeutic products.

Herman H. Spolders, Ph.D. has been Vice President of Business Development and Planning since 1995 and served previously as Vice President of International Operations since he joined the Company in March 1993. From 1991 to 1993, he was a member of the Organon Teknika executive board and from 1989 to 1993, he was the Vice President of the worldwide research and development organization at Organon Teknika.

Richard O. Williams, Ph.D. has been Vice President of Scientific Affairs since December 1995 and served previously as Vice President of Research Products since August 1993 and Vice President of Therapeutic Research since he joined IGEN in September 1990. Between 1984 and September 1990, he was a professor at the University of Karlsruhe and was affiliated with the German Nuclear Research Center in Karlsruhe, Germany. He also served on the Scientific Advisory Board of Amgen Inc. from its inception in 1980 through 1987.

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

  On April 25, 1994, each non-employee director of the Company was granted an option to purchase 10,000 shares of the Company's Common Stock under the 1994 Non-Employee Directors' Stock Option Plan at a purchase price of $8.75 per share, except for Mssrs. Salsmans and Rehkaemper, who were each granted an option to purchase 10,000 shares of the Company's Common Stock on August 24, 1996 at a purchase price of $6.25 per share (in each instance, the closing sales price reported on the Nasdaq National Market System on the day prior to the date of grant). The options vest over a period of five years with one-fifth of the option becoming exercisable one year from the date of grant and an additional one-twentieth becoming exercisable every three months thereafter. Such vesting is conditioned upon continued service as a director of the Company.

Compensation of Executive Officers

  The following table shows for the fiscal years ending March 31, 1996, 1995 and 1994, compensation awarded or paid to, or earned by the Company's Chief Executive Officer and its other four most highly compensated executive officers at March 31, 1996 (the "Named Executive Officers"):

                                          Summary Compensation Table

                                                                           Long Term
                                                        Annual            Compensation
                                                     Compensation             Awards
                                                ------------------------  ----------------
                                                                                         Other Annual
          Name and Principal                      Salary         Bonus       Options     Compensation
              Position                    Year      ($)            ($)     (# shares)        ($)
- --------------------------------------    ----   ----------     --------- ------------ ----------------
Samuel J. Wohlstadter                     1996   $237,000       $50,000          --              --
Chairman and Chief Executive Officer      1995   $227,000       $40,000      62,500          $5,400(1)
                                          1994   $216,000       $32,000          --          $6,938(1)

Richard J. Massey, Ph.D                   1996   $200,000       $40,000          --          $8,750(1)
President and Chief Operating Officer     1995   $191,000       $35,000      50,000          $8,750(1)
                                          1994   $182,000       $27,000          --          $8,750(1)

George V. Migausky                        1996   $150,000       $30,000          --              --
Vice President and Chief Financial        1995   $142,000       $25,000      27,500              --
Officer                                   1994   $135,000       $20,000          --              --

Herman H. Spolders, Ph.D.                 1996   $172,250        25,000          --              --
Vice President, Business Development      1995   $150,000            --          --              --
and Planning                              1994   $150,000            --          --              --

Robert Connelly                           1996   $127,000       $20,000          --              --
Vice President, Marketing and Sales       1995   $120,000       $12,000      30,000              --
                                          1994   $ 10,000(2)    $ 5,000(2)       --              --

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

  The following tables show for the fiscal year ended March 31, 1996, certain information regarding options granted to, exercised by and held at year end by the Named Executive Officers:


             Aggregated Option Exercises in Last Fiscal Year, and
                         March 31, 1996 Option Values


                                                                    Number of
                                                                    Securities            Value of
                                                                    Underlying            Unexercised
                                                                    Unexercised           In-the-Money
                                                                    Options at            Options at
                                                                    March 31, 1996 (#)    March 31, 1996 ($)
                             Shares Acquired    Value               Exercisable/          Exercisable/
Name                         on Exercise (#)    Realized ($)(1)     Unexercisable(2)      Unexercisable(3)
- ----                         ----------------   ---------------     ------------------    ------------------
Samuel J. Wohlstadter              --                --              357,875/124,625        $228,144/$57,036
Richard J. Massey, Ph.D            --                --               214,200/80,800        $147,560/$32,796
George V. Migausky               4,035            $18,880              66,700/31,000        $ 76,655/$13,182
Herman H. Spolders, Ph.D.          --                --                31,500/21,000        $ 21,420/$14,280
Robert Connelly                    --                --                12,000/18,000        $      0/$     0

- ------------------------------------
(1) Based on the fair market value of the Company's Common Stock on the dates of exercise minus the exercise price.

(2) Includes both "in-the-money" and "out-of-the-money" options. "In-the-money" options are options with exercise prices below the closing price of the Company's Common Stock (as reported on the Nasdaq National Market System) at March 31, 1996 ($5.25).
(3) Based on the closing price of the Company's Common Stock (as reported on the Nasdaq National Market System) at March 31, 1996 ($5.25) minus the exercise price.

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



                                                 Beneficial Ownership (1)
                                                 ------------------------

  Name                                      Number of Shares  Percent of Total
  ----                                      ----------------  ----------------
Samuel J. and Nadine Wohlstadter (2)......     4,311,437           27.77%
  c/o IGEN, Inc.
  16020 Industrial Drive
  Gaithersburg, MD 20877
Richard J. Massey, Ph.D. (3)..............     1,252,000            8.17%
  c/o IGEN, Inc.
  16020 Industrial Drive
  Gaithersburg, MD 20877
Putnam Investment Management, Inc. (4)....     1,081,050            7.23%
  One Post Office Square
  Boston, MA 02109
Four Partners (5).........................       755,500            5.05%
  c/o Thomas J. Tisch
  667 Madison Ave.
  New York, NY  10021
Edward B. Lurier (6)......................       440,291            2.94%
George V. Migausky (7)....................       200,000            1.33%
Herman H. Spolders, Ph.D. (8).............        72,500            *
William J. O'Neill (9)....................        41,500            *
Robert Connelly (10)......................        62,400            *
Robert R. Salsmans (11)...................        10,000            *
Hubert Rehkaemper (12)....................        10,000            *

All directors and executive officers as
a group (12 persons) (13).................     6,535,130           40.04%

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

(2) Includes 3,728,937 shares held by Mr. Wohlstadter and his wife and does not include 128,100 shares held by Mr. Wohlstadter's adult children. Also includes 582,500 shares issuable upon exercise of options held by Mr. Wohlstadter, which are subject to certain vesting conditions expiring ratably through April 1999. Mr. Wohlstadter's percentage ownership, counting only those shares issuable upon exercise of options held by him which vest as of August 29, 1996, would be 26.94%.

(3) Includes 375,000 shares issuable upon exercise of options held by Dr. Massey, which are subject to certain vesting conditions expiring ratably through April 1999. Dr. Massey's percentage ownership, counting only those shares issuable upon exercise of options held by him which vest as of August 29, 1996, would be 7.38%.

(4) Based on information contained in the quarterly report provided by NASDAQ for the quarter ended June 30, 1996.

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

(7) Includes 16,800 shares held by Mr. Migausky's minor children and 147,700 shares issuable upon exercise of options held by Mr. Migausky, which are subject to certain vesting conditions expiring ratably through April 1999. Mr. Migausky's percentage ownership, counting only those shares issuable upon exercise of options held by him which vest as of August 29, 1996, would be 0.86%.

(8) Includes 72,500 shares issuable upon exercise of options held by Dr. Spolders, which are subject to certain vesting conditions expiring ratably through February 1998.

(9) Includes 10,000 shares issuable upon exercise of options held by Mr. O'Neill, which are subject to certain vesting conditions expiring ratably through April 1999.

(10) Includes 60,000 shares issuable upon exercise of options held by Mr. Connelly, which are subject to certain vesting conditions expiring ratably through February 1999.

(11) Includes 10,000 shares issuable upon exercise of options held by Mr. Salsmans, which are subject to certain vesting conditions expiring ratably through August 2000. Excludes 346,135 shares held of record by Organon Teknika B.V. to which Mr. Salsmans disclaims beneficial ownership.

(12) Includes 10,000 shares issuable upon exercise of options held by Mr. Rehkaemper, which are subject to certain vesting conditions expiring ratably through August 2000.

(13) Includes 1,377,500 shares issuable upon exercise of options, some of which are subject to certain vesting restrictions. See also Notes (2), (3) and
     (6) through (14).

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

  To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

  In May 1993, the Company established HyperGen, a joint venture partnership with Hyperion Catalysis International ("Hyperion"). Messrs. Lurier, Massey and Wohlstadter are affiliated with Hyperion. During fiscal 1994, pursuant to a Product Development and Marketing Agreement between the Company, Hyperion and HyperGen (the "Agreement"), the Company paid Hyperion a $5,000,000 license fee, $3,000,000 of which was paid upon execution of the Agreement and $2,000,000 of which was paid for research and development upon the achievement of certain milestones. The Company also paid HyperGen a $750,000 license fee pursuant to the Agreement. In addition, from time to time prior to 1993, the Company has borrowed money from and loaned money to Hyperion pursuant to various promissory notes in favor of the Company or Hyperion. The maximum amount due either company at any one time was $767,000 owed by Hyperion in May 1993. All loans between the Company and Hyperion were repaid in May 1993. During fiscal 1995, the Company acquired Hyperion's remaining 50% interest in HyperGen for $3,000,000 and entered into a long term supply agreement with Hyperion to ensure itself of sufficient supplies of graphite fibrils. Also during fiscal 1996, the Company entered into a research and supply agreement under which the Company prepaid $500,000.

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

  During November, 1995 the Company formed a Joint Venture for the development and commercialization of advanced disgnostic products utilizing a proprietary combination of multi-array technology together with the Company's ORIGEN technology. Products based on these technologies would be used for high throuhput, multiparameter analysis for DNA sequencing, clinical chemistry and immunodiagnostics. The joint venture is named Meso Scale Diagnostics, LLC ("MSD"), and was formed together with Meso Scale Technologies, LLC ("MST"), a company based in Maryland. The Company has agreed to provide initial capital contributions to MSD of $5 million over time, in exchange for its ownership interest and to fund the organizational and certain ongoing (non-research) operating expenses of MSD. The Company will also participate in a collaborative research program. MST is a technology-based company established and operated by Jacob Wohlstadter, the son of Samuel J. Wohlstadter, the Chief Executive Officer of the Company. Nadine Wohlstadter, a member of MST, is the spouse of Samuel J. Wohlstadter. Over the next three years, Jacob Wohlstadter will receive an aggregate of approximately $420,000 from his employment at MSD and will receive $115,000 for each year he is employed at MSD thereafter. The Company has agreed to indemnify Jacob Wohlstadter against liability from the joint venture.

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


                                IGEN, Inc.
July 26, 1996                   By:  /s/ Richard J. Massey
                                   ----------------------------------
                                         Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                          Date
/s/ Samuel J. Wohlstadter*    Chief Executive Officer        July 26, 1996
- ---------------------------   (Principal Executive Officer);
Samuel J. Wohlstadter         Director

/s/ George V. Migausky*       Vice President                 July 26, 1996
- ---------------------------   and Chief Financial Officer
George V. Migausky            (Principal Financial and
                              Accounting Officer)

/s/ Edward Lurier*            Director                       July 26, 1996
- ---------------------------
Edward Lurier

/s/ Richard J. Massey         President, Chief Operating     July 26, 1996
- ---------------------------   Officer; Director
Richard J. Massey

/s/ William O'Neill*          Director                       July 26, 1996
- ---------------------------
William O'Neill

/s/ Hubert Rehkaemper*        Director                       July 26, 1996
- ---------------------------
Hubert Rehkaemper

/s/ Robert Salsmans*          Director                       July 26, 1996
- ---------------------------
Robert Salsmans

*By: /s/ Richard J. Massey
    -----------------------
       Attorney-in-Fact

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

24.1/1/       Power of Attorney.

27.1          Financial Data Schedule.

- -------------------------------------------------------------

(1) Previously filed.

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