Form 10-Q
period 1996-06-30
IGEN INC /CA/
filed 1996-08-14
CIK 916304

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                      For Quarter Ended  June 30, 1996
                                        ---------------

                    Commission File Number     0-23252
                                           ---------------

                                  IGEN, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               CALIFORNIA                                  94-2852543
     -------------------------------                   -------------------
     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                   Identification No.)


            16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD      20877
            ------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)


                                  301-984-8000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X   No
                                  -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                       Outstanding at July 31, 1996

     Common Stock, $0.001 par value                     14,954,193
     ------------------------------                    ------------

                                   IGEN, INC.
                                     INDEX


                                                                         PAGE

PART I    FINANCIAL INFORMATION

Item 1:   FINANCIAL STATEMENTS

          Balance Sheets - June 30, 1996, and March 31, 1996 . . . . . .    3

          Statements of Operations - For the three months ended
          June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . .    4

          Statements of Cash Flows - For the three months ended
          June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . .    5

          Notes to Financial Statements  . . . . . . . . . . . . . . . .    6


Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . .    8


PART II   OTHER INFORMATION


Item 6:   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .   10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

                                   IGEN, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                        JUNE 30,     MARCH 31,
                                                          1996         1996
                                                      -----------    ---------
               ASSETS                                 (UNAUDITED)

CURRENT ASSETS:
Cash and cash equivalents                              $   1,637     $   4,001
Short term investments                                    13,741        16,216
Accounts receivable                                        1,906         1,892
Inventory                                                  1,770         1,648
Prepaid expenses                                             762         1,035
Other assets                                               1,424           420
                                                       ---------     ---------
    Total current assets                                  21,240        25,212
                                                       ---------     ---------
EQUIPMENT, FURNITURE, AND IMPROVEMENTS                     6,290         6,172
Accumulated depreciation and amortization                 (2,934)       (2,590)
                                                       ---------     ---------
  Equipment, furniture, and improvements, net              3,356         3,582
                                                       ---------     ---------

OTHER ASSETS                                                 474           482
                                                       ---------     ---------

TOTAL                                                  $  25,070     $  29,276
                                                       =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                  $   3,855     $   3,793
Deferred revenue                                           4,765         7,532
Obligations under Capital Leases                             187           187
                                                       ---------     ---------
    Total current liabilities                              8,807        11,512
                                                       ---------     ---------
OBLIGATIONS UNDER CAPITAL LEASES  -
  NONCURRENT                                                 210           329

STOCKHOLDERS' EQUITY:
Common stock: $.001 par value, 50,000,000 shares
  authorized; shares issued and outstanding:
  June 30, 1996--14,945,689  March 31, 1996-14,908,530:       15            15
Additional paid-in capital                                64,783        64,676
Accumulated deficit                                      (48,342)      (46,818)
Deferred compensation                                        (64)          (91)
Notes receivable from sale of common stock                  (339)         (347)
                                                       ---------     ---------
    Total stockholders' equity                            16,053        17,435
                                                       ---------     ---------

TOTAL                                                  $  25,070     $  29,276
                                                       =========     =========

                      See notes to financial statements.

                                   IGEN, INC.
                           STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                        1996            1995
                                                      --------        --------
                                                             (UNAUDITED)
REVENUES:
  License and royalty income                          $  2,374        $  2,353
  Contract revenue                                         724             517
  Product sales                                          1,883             673
                                                      --------        --------
    Total                                                4,981           3,543
                                                      --------        --------
OPERATING COSTS AND EXPENSES:
  Product costs                                            624             290
  Research and development                               3,555           3,172
  Marketing, general and administrative                  2,560           2,281
                                                      --------        --------
    Total                                                6,739           5,743
                                                      --------        --------
LOSS FROM OPERATIONS                                    (1,758)         (2,200)

INTEREST INCOME - net                                      234             359
                                                      --------        --------

NET LOSS                                              $ (1,524)       $ (1,841)
                                                      ========        ========

NET LOSS PER SHARE                                    $   (.10)       $   (.12)
                                                      ========        ========

SHARES USED IN COMPUTING
  NET LOSS PER SHARE                                    14,924          14,731
                                                      ========        ========


                      See notes to financial statements.

                                   IGEN, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                                  1996        1995
                                                                --------    --------
                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $ (1,524)   $ (1,841)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Interest on notes receivable from sale of common stock            (2)         (7)
    Amortization of deferred compensation                             27          26
    Depreciation and amortization                                    352         265
    Deferred revenue                                              (2,767)     (2,776)
    Add (deduct) items not affecting cash:
    Accounts receivable                                              (14)        201
    Inventory                                                       (122)       (226)
    Prepaid expenses                                                 273         107
    Other assets                                                  (1,004)         70
    Accounts payable and accrued expenses                             62      (1,958)
                                                                --------    --------
        Net cash used in operating activities                     (4,719)     (6,139)
                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for equipment, furniture and improvements            (118)       (631)
  Sale (Purchase) of short-term investments                        2,475      (7,042)
                                                                --------    --------
        Net cash provided by (used in) investing activities        2,357      (7,673)
                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes receivable from sale of
    common stock, net                                                 10          30
  Issuance (Purchase) of common stock - net                          107        (397)
  Principal payments under capital lease obligations                (119)        (11)
                                                                --------    --------
        Net cash used in provided by financing activities             (2)       (378)
                                                                --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (2,364)    (14,190)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     4,001      30,226
                                                                --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  1,637    $ 16,036
                                                                ========    ========


                      See notes to financial statements.

                                   IGEN, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

1.  Basis of Presentation

     The financial statements of IGEN, Inc. (the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at June 30, 1996 and the Company's results of operations for the three month periods ended June 30, 1996 and 1995. Interim period results are unaudited and are not necessarily indicative of results of operations or cash flows for a full year period. The balance sheet at March 31, 1996 was derived from audited financial statements at such date.

     Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying financial statements and these notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's most recent annual financial statements included in the Company's Annual Report for the fiscal year ended March 31, 1996.


2.  Summary of Significant Accounting Policies

     Cash Equivalents and Short-Term Investments - Cash equivalents include cash in banks, money market funds, securities of the U.S. Treasury and certificates of deposit with original maturities of three months or less.

     Concentration of Credit Risks - The Company has invested its excess cash generally in securities of the U.S. Treasury, money market funds, certificates of deposit and corporate bonds. The Company invests its excess cash in accordance with a policy objective that seeks to ensure both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investments grade credit ratings and places restrictions on their terms and concentrations by type and issuer.

     Inventory is recorded at the lower of cost or market using the first-in, first-out method and consists of the following (in thousands):

                                                June 30,          March 31,
                                                  1996              1996
                                               ---------          --------

     Finished goods                             $  1,102          $  1,270
     Work in process                                 114               244
     Raw materials                                   554               134
                                               ---------          --------

        Total                                   $  1,770          $  1,648
                                               =========          ========

     Equipment, Furniture, and Improvements are carried at cost.
Depreciation is computed over the estimated useful lives of the assets, generally five years, using accelerated methods.

     Purchased Product Technology - The Company amortizes the cost of purchase patent rights on a straight-line basis over the estimated economic lives of such assets. The Company has acquired certain product and patent rights from a noncontrolled affiliated company that are being amortized over the remaining lives of the underlying patents.

     Revenue Recognition - Nonrefundable license fees, option fees, and milestone payments in connection with research and development contracts or commercialization agreements with corporate partners are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Amounts received in advance of performance under contracts or commercialization agreements are recorded as deferred revenue until earned. Product sales revenue is recorded as products are shipped.

     Income (Loss) Per Share has been computed based on the weighted average number of common shares and common equivalent shares outstanding during each period including common equivalent shares calculated for the stock options and warrants under the treasury stock method for all periods presented.

     Accounting for Stock Compensation - In 1995, the FASB issued SFAS 123 "Accounting for Stock-Based Compensation" which will be effective for the Company's 1997 fiscal year. SFAS 123 allows for companies to adopt a new fair-value basis of accounting for stock options and other equity instruments, or the disclosure - only alternative for stock based compensation. The Company has not yet determined whether it will elect the expense recognition or disclosure -only alternative permitted under SFAS 123 and therefore has not yet determined the impact of such adoption on its financial position, results of operations, and cash flows.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company devotes substantially all of its resources to the research and development of its proprietary technologies, primarily the ORIGEN-Registered Trademark- technology for clinical diagnostic and life science research products. The Company's sources of revenue have consisted primarily of license or research payments pursuant to licensing or collaborative research agreements and from product sales. The Company has entered into collaborative arrangements with corporate collaborators that provide for the development and marketing of certain ORIGEN systems. These agreements provide fees and royalties payable to the Company in exchange for licenses to produce and sell the resulting products. In the near term, the Company may selectively pursue additional strategic alliances although, over time, it expects an increasing amount of its revenues to be derived from sales of its products and royalties from corporate collaborations.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section.

RESULTS OF OPERATIONS

     The Company had revenues of $5.0 million for the three months ended
June 30, 1996, compared to revenues of $3.5 million for the corresponding period in 1995. This increase is attributable to sales of the Company's ORIGEN research instruments and reagents and cell culture products which were $1.9 million and $673,000 in 1996 and 1995, respectively. Such product sales reflect higher placements of the ORIGEN Detection System and reagents. Contract revenue and other license fees increased to $3.1 million in 1996 as compared to $2.9 million for the same quarter in 1995, reflecting the timing of milestones and revenues received under IGEN's supplemental Assay Development Contract with Boehringer Mannheim GmbH.

     Product costs were $624,000 for the quarter ended June 30, 1996 (33% of product sales) and $290,000 for the same quarter in 1995 (43% of product sales). The decreased percentage of product costs in 1996 represents a change in the product sales mix.

     Research and development expenses increased to $3.6 million in the three months ended June 30, 1996, from $3.2 million in the corresponding period in 1995. The higher level of costs in 1996 results from higher staffing levels for internal research and development programs and expanded external technical collaborations. Marketing, general and administrative expenses were $2.6 million and $2.3 million in the three months ended June 30, 1996, and 1995, respectively. The higher level of costs during the 1996 period is primarily a result of increased sales costs associated with the ORIGEN Detection System.

     Income (loss) from operations over the next several years is likely to fluctuate substantially from quarter to quarter as a result of differences in the timing of revenues earned under license and product development agreements, and associated product development expenses.

     As of March 31, 1996, the Company had federal net operating loss and general business credit tax carry forwards of approximately $31.0 million and $2.1 million, respectively. The Company's ability to utilize its net operating loss and general business credit tax carry forwards may be subject to an annual limitation in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Service Code of 1986, as amended.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations through the sale of Preferred and Common Stock, aggregating approximately $60 million through June 30, 1996, collaborative research and licensing agreements and sales of its ORIGEN line of products. As of June 30, 1996, the Company had $15.4 million in cash, cash equivalents and short term investments. Working capital excluding current deferred revenue which is classified as a current liability was $17.2 million at June 30, 1996. Including current deferred revenue, working capital was $12.4 million.

     Net cash used in operating activities was $4.7 million for the three months ended June 30, 1996, as compared to $6.1 million for the corresponding period in 1995. The lower amount of net cash used in 1996 was due to a decreased net loss and changes in accounts payable balances.

     The Company used $118,000 and $631,000 of net cash for investing activities, substantially related to the acquisition of laboratory equipment, furniture and leasehold improvements, during the three months ended June 30, 1996 and 1995, respectively. Additionally, during the quarter ended June 30, 1995, the Company used approximately $400,000 to repurchase shares of its stock under a Stock Repurchase Plan.

     The Company expects to incur substantial additional research and development expenses, manufacturing costs and marketing and distribution expenses. It is the Company's intention to selectively seek additional collaborative or license agreements with suitable corporate collaborators although there can be no assurance the Company will be able to enter into such agreements or that amounts received under such agreements will reduce substantially the Company's funding requirements. Additional equity or debt financing may be required, and there can be no assurance that these funds may be available on favorable terms, if at all.

     The Company's future capital requirements depend on many factors, including continued scientific progress in its diagnostics programs, the magnitude of these programs, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, changes in its existing license and other agreements, the ability of the Company to establish development arrangements, the cost of manufacturing scale-up, and effective commercialization activities and arrangements.

                                   IGEN, INC.


PART II   OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               11.1 Statements regarding computation of net earnings per share for the three months ended June 30, 1996 and 1995.

          (b)  Reports on Form 8-K

               None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  IGEN, Inc.



Date:  August 12, 1996            /s/ George V. Migausky
      -----------------------     ----------------------------------------
                                  George V. Migausky
                                  Vice President and
                                  Chief Financial Officer
                                 (On behalf of the Registrant and as
                                  Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit Number                         Description                        Page
- ---------------           -------------------------------------           ----

11.1                      Computation of net earnings per share            12

27                        Financial Data Schedule                          14