Form 10-Q
period 1996-09-30
IGEN INC /CA/
filed 1996-11-13
CIK 916304

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                    For Quarter Ended September 30, 1996

                       Commission File Number 0-23252

                                  IGEN, INC.
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


              CALIFORNIA                                   94-2852543
    -------------------------------                    ------------------
    (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                     Identification No.)

                 16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD      20877
               -------------------------------------------------------
               (Address of principal executive offices)     (Zip Code)


                                   (301) 984-8000
               ----------------------------------------------------
               (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes       X                   No
                      -----                    -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                         Outstanding at October 22, 1996

  Common Stock, $0.001 par value                     14,967,519
  ------------------------------                     ----------

                                      IGEN, INC.
                                        INDEX


                                                                          PAGE
                                                                          ----
PART I   FINANCIAL INFORMATION

Item 1:    FINANCIAL STATEMENTS

           Balance Sheets - September 30, 1996, and March 31, 1996          3

           Statements of Operations - For the three and six months ended
           September 30, 1996 and 1995                                      4

           Statements of Cash Flows - For the six months ended
           September 30, 1996 and 1995                                      5

           Notes to Financial Statements                                    6

Item 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                              8


PART II  OTHER INFORMATION

Item 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             11

Item 6:    EXHIBITS AND REPORTS ON FORM 8-K                                12

           SIGNATURES                                                      13

                                      IGEN, INC.
                                    BALANCE SHEETS
                                    (IN THOUSANDS)



                                                    SEPTEMBER 30,   MARCH 31,
                                                        1996           1996
                                                    -------------   ---------
                                                    (UNAUDITED)

                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                             $  1,914     $  4,001
Short term investments                                  10,597       16,216
Accounts receivable                                      1,871        1,892
Inventory                                                1,808        1,648
Prepaid expenses                                           651        1,035
Other current assets                                       271          420
                                                     ---------    ---------
    Total current assets                                17,112       25,212
                                                     ---------    ---------
EQUIPMENT, FURNITURE, AND IMPROVEMENTS                   6,395        6,172
Accumulated depreciation and amortization               (3,228)      (2,590)
                                                     ---------    ---------
    Equipment, furniture, and improvements, net          3,167        3,582
                                                     ---------    ---------

OTHER ASSETS                                               467          482
                                                     ---------    ---------

TOTAL                                                 $ 20,746     $ 29,276
                                                     ---------    ---------
                                                     ---------    ---------

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                 $  3,637     $  3,793
Deferred revenue                                         2,412        7,532
Obligations under Capital Leases                           187          187
                                                     ---------     --------
    Total current liabilities                            6,236       11,512
                                                     ---------     --------

OBLIGATIONS UNDER CAPITAL LEASES  -
    NONCURRENT                                              91           329

STOCKHOLDERS' EQUITY:
Common stock: $.001 par value, 50,000,000 shares
    authorized; shares issued and outstanding:
    September 30, 1996--14,964,419  March 31, 1996--
    14,908,530                                              15            15
Additional paid-in capital                              64,821        64,676
Accumulated deficit                                    (50,052)      (46,818)
Deferred compensation                                      (36)          (91)
Notes receivable from sale of common stock                (329)         (347)
                                                      ---------    ---------
    Total stockholders' equity                           14,419       17,435
                                                      ---------    ---------
TOTAL                                                  $ 20,746     $ 29,276
                                                      ---------    ---------
                                                      ---------    ---------

                          See notes to financial statements.

                                      IGEN, INC.
                               STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                 1996      1995       1996        1995
                                                 ----      ----       ----        ----
                                                  (UNAUDITED)         (UNAUDITED)



REVENUES:
 License and royalty income                      $ 2,378  $ 2,382   $  4,752     $  4,735
 Contract revenue                                    522      428      1,246          945
 Product sales                                     1,450    1,246      3,333        1,919
                                                -------- --------   --------     --------
   Total                                           4,350    4,056      9,331        7,599
                                                -------- --------   --------     --------
OPERATING COSTS AND EXPENSES:
 Product costs                                       613      604      1,237          894
 Research and development                          3,079    3,592      6,634        6,764
 Marketing, general and administrative             2,543    2,036      5,103        4,317
                                                -------- --------   --------     --------
   Total                                           6,235    6,232     12,974       11,975
                                                -------- --------   --------     --------
LOSS FROM OPERATIONS                              (1,885)  (2,176)    (3,643)      (4,376)
INTEREST INCOME - net                                175      228        409          587
                                                -------- --------   --------     --------
NET LOSS                                         $(1,710) $(1,948)   $(3,234)     $(3,789)
                                                -------- --------   --------     --------
                                                -------- --------   --------     --------

NET LOSS PER SHARE                                 $(.11)   $(.13)     $(.22)       $(.26)
                                                -------- --------   --------     --------
                                                -------- --------   --------     --------
SHARES USED IN COMPUTING
 NET LOSS PER SHARE                               14,958   14,733     14,941       14,739
                                                -------- --------   --------     --------
                                                -------- --------   --------     --------


                                See notes to financial statements.

                                      IGEN, INC.
                               STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)



                                                                                   SIX MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                1996              1995
                                                                                ----              ----
                                                                                      (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                     $(3,234)          $(3,789)

   Adjustments to reconcile net income to net cash provided by (used in) operating activities:

      Interest on notes receivable from sale of common stock                         (3)              (15)

      Amortization of deferred compensation                                          55                54

      Depreciation and amortization                                                 653               548

      Deferred revenue                                                           (5,120)           (5,527)

      Add (deduct) items not affecting cash:

      Accounts receivable                                                            21              (140)
      Inventory                                                                    (160)             (492)
      Prepaid expenses                                                              384              (462)
      Other assets                                                                  149               (22)
      Accounts payable and accrued expenses                                        (156)             (853)
                                                                                -------           -------
         Net cash used in operating activities                                   (7,411)          (10,698)
                                                                                -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for equipment, furniture and improvements                          (223)             (849)
   Sale (Purchase) of short-term investments                                      5,619           (10,656)
                                                                                -------           -------

         Net cash provided by (used in) investing activities                      5,396           (11,505)
                                                                                -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes receivable from sale of
      common stock, net                                                             21                 55

   Issuance (purchase) of common stock - net                                       145               (370)

   Principal payments under capital lease obligations                             (238)               (85)
                                                                               -------             ------
         Net cash used in financing activities                                     (72)              (400)
                                                                               -------             ------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (2,087)           (22,603)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   4,001             30,226
                                                                               -------            -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 1,914            $ 7,623
                                                                               -------            -------
                                                                               -------            -------


                          See notes to financial statements.

                                      IGEN, INC.
                             NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


1. Basis of Presentation and Accounting Policies

    The financial statements of IGEN, Inc. (the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at September 30, 1996 and the Company's results of operations for the three and six month periods ended September 30, 1996 and 1995 respectively. Interim period results are unaudited and are not necessarily indicative of results of operations or cash flows for a full year period. The balance sheet at March 31, 1996 was derived from audited financial statements at such date.

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

    Inventory is recorded at the lower of cost or market using the first-in, first-out method and consists of the following (in thousands):

                                        SEPTEMBER 30,           MARCH 31,
                                            1996                  1996
                                        ------------            ---------
    Finished goods                         $1,104                $1,270
    Work in process                           105                   244
    Raw materials                             599                   134
                                           ------                ------
    Total                                  $1,808                $1,648
                                           ------                ------
                                           ------                ------

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

    Accounting for Stock Compensation - In 1995, the FASB issued SFAS 123 "Accounting for Stock-Based Compensation" which will be effective for the Company's 1997 fiscal year. SFAS 123 allows for companies to adopt a new fair-value basis of accounting for stock options and other equity instruments, or the disclosure-only alternative for stock based compensation. The Company has not yet determined whether it will elect the expense recognition or disclosure-only alternative permitted under SFAS 123 and therefore has not yet determined the impact of such adoption on its financial position, results of operations, and cash flows.

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

    Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Actual results might differ materially from these due to risks and uncertainties, including the impact of competitive products and pricing, the timely development and acceptance of new products and market conditions. A more detailed description of these risks and other risks applicable to IGEN appears in IGEN's Annual Report on Form 10-K for the year ended March 31, 1996.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 VS. SEPTEMBER 30, 1995

    The Company had revenues of $4.4 million for the three months ended September 30, 1996, compared to revenues of $4.1 million for the corresponding period in 1995. This increase is attributable to sales of the Company's ORIGEN research instruments and reagents and cell culture products which were $1.5 million and $1.2 million in 1996 and 1995, respectively. Such product sales reflect higher placements of the ORIGEN Detection System. Contract revenue and other license fees increased to $2.9 million in 1996 as compared to $2.8 million for the same quarter in 1995, reflecting the timing of milestones and revenues received under IGEN's supplemental Assay Development Contract with Boehringer Mannheim GmbH.

    Product costs were $613,000 for the quarter ended September 30, 1996 (42% of product sales) and $604,000 for the same quarter in 1995 (48% of product sales). The decreased percentage of product costs in 1996 represents a change in the product sales mix.

    Research and development expenses decreased to $3.1 million for the three months ended September 30, 1996, from $3.6 million for the corresponding period in 1995. The decrease in costs in 1996 results from changes in external technical collaborations. Marketing, general and administrative expenses were $2.5 million and $2.0 million for the three months ended September 30, 1996, and 1995, respectively. The higher level of costs during the 1996 period is primarily a result of increased sales costs associated with the ORIGEN Detection System.

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

SIX MONTHS ENDED SEPTEMBER 30, 1996 VS. SEPTEMBER 30, 1995

    The Company had revenues of $9.3 million for the six months ended September 30, 1996, compared to revenues of $7.6 million for the corresponding period in 1995. The increase is attributable to higher product sales of the Company's ORIGEN Detection System and reagents and cell culture products which were $3.3 million and $1.9 million in 1996 and 1995 respectively. Contract revenue and license fees increased to $6.0 million during 1996, reflecting the timing of milestones and revenue received under IGEN's supplemental Assay Development Contract with Boehringer Mannheim, GmbH.

    Product costs were $1.2 million (37% of product sales) and $894,000 (47% of product sales) for the six months ended September 30, 1996 and 1995 respectively. The decreased percentage during 1996 represents a change in the product sales mix.

    Research and development expenses decreased to $6.6 million for the six months ended September 30, 1996, from $6.8 million for the corresponding period in 1995, representing decreased costs of external technical collaborations. Marketing, general and administrative expenses were $5.1 million and $4.3 million in 1996 and 1995, respectively. The higher level of costs during 1996 is primarily a result of increased sales costs associated with the ORIGEN Detection System.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations through the sale of Preferred and Common Stock, aggregating approximately $60 million through September 30, 1996, collaborative research and licensing agreements and sales of its ORIGEN line of products. As of September 30, 1996, the Company had $12.5 million in cash, cash equivalents and short term investments. Working capital excluding current deferred revenue which is classified as a current liability was $13.3 million at September 30, 1996. Including current deferred revenue, working capital was $10.9 million.

    Net cash used in operating activities was $7.4 million for the six months ended September 30, 1996, as compared to $10.7 million for the corresponding period in 1995. The lower amount of net cash used in 1996 was primarily due to a decreased net loss and changes in accounts payable balances.

    The Company used $223,000 and $849,000 of net cash for investing activities, substantially related to the acquisition of laboratory equipment, furniture and leasehold improvements, during the six months ended September 30, 1996 and 1995, respectively. During the six months ended September 30, 1995, the Company used approximately $400,000 to repurchase shares of its stock under a Stock Repurchase Plan.

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

                                      IGEN, INC.




PART II       OTHER INFORMATION

Item 4:  Submission of Matters to a vote of Security Holders.

    (a) The Annual Meeting of Shareholders of IGEN, Inc. was held on September 10, 1996.

    (b) The matters voted upon at the meeting and the voting of shareholders with respect thereto are as follows:

    The election of Edward B. Lurier, Richard Massey, William J. O'Neill, Robert Salsman, Hubert Rehkaemper, and Samuel J. Wohlstadter to the Board of Directors to hold office until the next annual meeting of shareholders and until his successor is elected and has qualified, or until such director's earlier death, resignation or removal. The voting results, with approximately 77% of the shares voting, was as follows:

    Lurier:             For:      11,616,116
                    Against:          54,852

    Massey:             For:      11,602,002
                    Against:          68,966


    O'Neill:            For:      11,615,916
                    Against:          55,052

    Salsmans:           For:      11,462,627
                    Against:         208,341

    Rehkaemper:         For:      11,624,207
                    Against:          46,761

    Wohlstadter:        For:      11,608,757
                    Against:          62,211

    The voting results of the proposal to approve a change in the Company's state of incorporation from California to Delaware, is as follows:

                        For:       8,568,602
                    Against:         373,506
                    Abstain:          12,876
                    No-Vote:       2,715,984

    The voting results to approve the selection of Deloitte & Touche LLP as the Company's Auditors is as follows:


                        For:      11,644,428
                    Against:           2,900
                    Abstain:          23,640
                    No-Vote:             -0-



Item 6:  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         11.1 Statements regarding computation of per share earnings for the three months and six months ended September 30, 1996 and 1995.

    (b)  Reports on Form 8-K

         None

                                      SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             IGEN, Inc.


Date: November 8, 1996
      ----------------   ---------------------------------------------------
                         George V. Migausky
                         Vice President of Finance and Chief Financial Officer
                         (On behalf of the Registrant and as Principal
                          Financial Officer)

                                    EXHIBIT INDEX




Exhibit Number                         Description                        Page
--------------                         -----------                        ----

11.1                              Computation of per share data           15