Form 10-Q
period 1996-12-31
IGEN INC /CA/
filed 1997-02-14
CIK 916304

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                     For Quarter Ended  December 31, 1996
                                        -----------------

                    Commission File Number         0-23252
                                                ------------

                           IGEN INTERNATIONAL, INC.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                        94-2852543
       --------------------------------------------------------------------
       (State or other jurisdiction of                    (IRS Employer
         incorporation or organization)                   Identification No.)


               16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD      20877
       ----------------------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)


                                (301) 984-8000
       -----------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes     X                         No _____
                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                          Outstanding at February 6, 1997
               -----                          -------------------------------

       Common Stock, $0.001 par value                   14,982,835

                           IGEN INTERNATIONAL, INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1996

                                     INDEX

                                                                                      PAGE
                                                                                      -----
PART I    FINANCIAL INFORMATION
-------------------------------
Item 1.   Financial Statements

          Balance Sheets - December 31, 1996, and March 31, 1996                          3

          Statements of Operations - For the three and nine months ended
          December 31, 1996 and 1995                                                      4

          Statements of Cash Flows - For the nine months ended
          December 31, 1996 and 1995                                                      5

          Notes to Financial Statements                                                   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                             8


PART II   OTHER INFORMATION
---------------------------
Item 2.   Changes in Securities                                                          10

Item 6.   Exhibits and Reports on Form 8-K                                               13

SIGNATURES

PART I  FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements

                           IGEN INTERNATIONAL, INC.
                                BALANCE SHEETS
                                (IN THOUSANDS)

                                                    DECEMBER 31,    MARCH 31,
                                                        1996          1996
                                                    -------------  ----------
ASSETS                                              (UNAUDITED)
------
CURRENT ASSETS:
Cash and cash equivalents                               $    990    $  4,001
Short-term investments                                     7,088      16,216
Accounts receivable                                        1,602       1,892
Notes receivable - capital leases                            469
Inventory                                                  1,917       1,648
Prepaid expenses                                             681       1,035
Other current assets                                         124         420
                                                        --------    --------
   Total current assets                                   12,871      25,212
                                                        --------    --------

EQUIPMENT, FURNITURE, AND IMPROVEMENTS                     6,727       6,172
Accumulated depreciation and amortization                ( 3,486)    ( 2,590)
                                                        --------    --------
   Equipment, furniture, and improvements, net             3,241       3,582
                                                        --------    --------

OTHER ASSETS                                                 448         482
                                                        --------    --------

TOTAL                                                   $ 16,560    $ 29,276
                                                        ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued expenses                   $  3,940    $  3,793
Deferred revenue                                              96       7,532
Obligations under capital leases                             166         187
                                                        --------    --------
       Total current liabilities                           4,202      11,512

NONCURRENT LIABILITIES:
Obligations under capital leases                             121         329
                                                        --------    --------
      Total Liabilities                                    4,323      11,841
                                                        --------    --------
STOCKHOLDERS' EQUITY:
Common stock: $.001 par value, 50,000,000 shares
  authorized; 14,973,210 and 14,908,530
  shares issued and outstanding                               15          15
Additional paid-in capital                                64,839      64,676
Accumulated deficit                                      (52,289)    (46,818)
Deferred compensation                                         (9)        (91)
Notes receivable from sale of common stock                  (319)       (347)
                                                        --------    --------
   Total stockholders' equity                             12,237      17,435
                                                        --------    --------

TOTAL                                                   $ 16,560    $ 29,276
                                                        ========    ========

                      See notes to financial statements.

                           IGEN INTERNATIONAL, INC.
                           STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  DECEMBER 31,                    DECEMBER 31,
                                             1996         1995                1996        1995
                                           --------     --------            --------    --------
REVENUES:
    License and royalty income                $ 2,395    $  2,367          $ 7,147        $  7,102
    Product sales                               1,698       1,077            5,031           2,995
    Contract revenue                              427         509            1,673           1,455
                                              -------    --------          -------        --------
                                                4,520       3,953           13,851          11,552
                                              -------    --------          -------        --------
OPERATING COSTS AND EXPENSES:
    Product costs                                 731         457            1,969           1,345
    Research and development                    3,399       3,644           10,033          10,407
    Marketing, general and administrative       2,888       1,917            7,991           6,241
                                              -------    --------          -------        --------
                                                7,018       6,018           19,993          17,993
                                              -------    --------          -------        --------
LOSS FROM OPERATIONS                           (2,498)     (2,065)          (6,142)         (6,441)
INTEREST INCOME - net                             261         227              671             814
                                              -------    --------          -------        --------
NET LOSS                                      $(2,237)   $( 1,838)         $(5,471)       $( 5,627)
                                              =======    ========          =======        ========
NET LOSS PER SHARE                            $  (.15)   $   (.12)         $  (.37)       $   (.38)
                                              =======    ========          =======        ========
SHARES USED IN COMPUTING
    NET LOSS PER  SHARE                        14,969      14,771           14,955          14,742
                                              =======    ========          =======        ========



                      See notes to financial statements.

                           IGEN INTERNATIONAL, INC.
                           STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                   NINE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                             1996                   1995
                                                                           --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $ (5,471)              $  (5,627)
     Adjustments to reconcile net income to net cash used in operating activities:
          Interest on notes receivable from sale of common stock                 (5)                    (22)
          Amortization of deferred compensation                                  82                      81
          Depreciation and amortization                                         896                     802
          Deferred revenue                                                   (7,436)                 (5,148)
          Decrease (increase) in accounts receivable                            290                    (113)
          Increase in notes receivable-capital leases                          (469)
          Increase in inventory                                                (269)                   (688)
          Decrease (increase) in prepaid expenses                               354                    (497)
          Decrease (increase) in other current assets                           296                    (414)
          Decrease in  other assets                                              34                     259
          Increase (decrease) in accounts payable and accrued expenses          147                  (1,454)
                                                                           --------               ---------

                   Net cash used in operating activities                    (11,551)                (12,821)
                                                                           --------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for equipment, furniture and improvements                      (555)                   (975)
   Sale (purchase) of short-term investments                                  9,128                 (11,816)
                                                                           --------               ---------

                   Net cash provided by (used in) investing activities        8,573                 (12,791)
                                                                           --------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment  of notes receivable from sale of
        common stock, net                                                        33                      69
   Issuance (purchase) of common stock - net                                    163                    (326)
   Principal payments under capital lease obligations                          (229)                   (172)
                                                                           --------               ---------

                   Net cash used in financing activities                        (33)                  ( 429)
                                                                           --------               ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (3,011)                (26,041)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                4,001                  30,226
                                                                           --------               ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $    990               $   4,185
                                                                           ========               =========

                      See notes to financial statements.

                           IGEN INTERNATIONAL, INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1996

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.   Basis of Presentation and Accounting Policies

On November 19, 1996, IGEN, Inc. was merged into a newly formed Delaware corporation, IGEN International, Inc. (the "Company"). The change in the state of incorporation and name had previously been approved by shareholders at the IGEN Annual Meeting of Shareholders on September 10, 1996. These changes do not affect IGEN's business operations, employees, shareholders or its business locations.

The financial statements of IGEN International, Inc. reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at December 31, 1996 and the Company's results of operations for the three and nine month periods ended December 31, 1996 and 1995, respectively. Interim period results are unaudited and are not necessarily indicative of results of operations or cash flows for a full year period. The balance sheet at March 31, 1996 was derived from audited financial statements at such date.

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

Inventory is recorded at the lower of cost or market using the first-in, first-out method and consists of the following (in thousands):

                       December 31, 1996      March 31, 1996
                       -----------------      --------------
  Finished goods                  $  899              $1,270
  Work in process                    240                 244
  Raw materials                      778                 134
                                  ------              ------

  Total                           $1,917              $1,648

Equipment, Furniture, and Improvements are carried at cost. Depreciation is computed over the estimated useful lives of the assets, generally five years, using accelerated methods.

                           IGEN INTERNATIONAL, INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1996

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

2.   Summary Of Significant Accounting Policies (continued)

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

Income (Loss) Per Share has been computed based on the weighted average number of common shares and common equivalent shares outstanding during each period, including common equivalent shares calculated for the stock options and warrants under the treasury stock method for all periods presented.

Accounting for Stock Compensation - In 1995, the FASB issued SFAS 123 "Accounting for Stock-Based Compensation" which will be effective for the Company's 1997 fiscal year. SFAS 123 allows for companies to adopt a new fair-value basis of accounting for stock options and other equity instruments, or the disclosure-only alternative for stock based compensation. The Company has not yet determined whether it will elect the expense recognition or disclosure-only alternative permitted under SFAS 123, and therefore has not yet determined the impact of such adoption on its financial position, results of operations, and cash flows.

                           IGEN INTERNATIONAL, INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company devotes substantially all of its resources to the research and development of its proprietary technologies, primarily the ORIGEN(R) technology for clinical diagnostic and life science research products. The Company's sources of revenue have consisted primarily of license or research payments pursuant to licensing or collaborative research agreements and from product sales. The Company has entered into arrangements with corporate collaborators that provide for the development and marketing of certain ORIGEN systems. These agreements provide fees and royalties payable to the Company in exchange for licenses to produce and sell the resulting products. In the near term, the Company may selectively pursue additional strategic alliances although, over time, it expects an increasing amount of its revenues to be derived from sales of its products and royalties from corporate collaborations.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Actual results might differ materially from these due to risks and uncertainties, including the impact of competitive products and pricing, the timely development and acceptance of new products and market conditions. A more detailed description of these risks and other risks applicable to the Company appears in IGEN's Annual Report on Form 10-K for the year ended March 31, 1996.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 VS. DECEMBER 31, 1995

The Company had revenue of $4.5 million for the three months ended December 31, 1996, compared to revenue of $4 million for the corresponding period in 1995. This increase is attributable to sales of the Company's ORIGEN research instruments and reagents and cell culture products which were $1.7 million during the current quarter compared to $1.1 million in the same period last year. Such product sales reflect higher placements of the ORIGEN Detection System. Contract revenue and other license fees remained relatively constant at $2.8 million in 1996 as compared to $2.9 million for the same quarter in 1995, reflecting the timing of milestones and revenues received under IGEN's supplemental Assay Development Contract with Boehringer Mannheim GmbH.

Research and development expenses were $3.4 million for the three months ended December 31, 1996, which represents a 6% decrease from $3.6 million for the corresponding period in 1995. The decrease in costs in 1996 resulted from changes in external technical collaborations. Marketing, general and administrative expenses were $2.9 million and $1.9 million for the three months ended December 31, 1996 and 1995, respectively. This higher level of costs resulted primarily from increased marketing efforts associated with the ORIGEN Detection System and administrative costs associated with the Company's reincorporation in the State of Delaware.

Results from operations over the next several years is likely to fluctuate substantially from quarter to quarter. These differences will result from the timing of revenues earned under license and product development agreements along with the associated product development expenses.

                           IGEN INTERNATIONAL, INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1996

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


As of March 31, 1996, the Company had a federal net operating loss and general business credit tax carry forwards of approximately $31 million and $2.1 million, respectively. The Company's ability to utilize its net operating loss and general business credit tax carryforwards may be subject to an annual limitation in future periods pursuant to the "change in ownership rules" under
Section 382 of the Internal Revenue Service Code of 1986, as amended.

NINE MONTHS ENDED DECEMBER 31, 1996 VS. DECEMBER 31, 1995

The Company had revenue of $13.9 million for the nine months ended December 31, 1996, compared to revenue of $11.6 million for the corresponding period in 1995. This represents a $2.4 million (20%) increase which is attributable to higher product sales of the Company's ORIGEN Detection System, reagents and cell culture products which were $5 million and $3 million in 1996 and 1995, respectively. Contract revenue and license fees remained relatively constant at $8.8 million in 1996 compared to $8.6 million in 1995.

Product costs were $2 million (39% of product sales) and $1.3 million (45% of product sales) for the nine months ended December 31, 1996 and 1995 respectively. This decrease is attributable to a change in the product sales mix during the current year.

Research and development expenses decreased $374,000 (4%) to $10 million for the nine months ended December 31, 1996, compared to $10.4 million for the corresponding period in 1995. Decreased costs of external technical collaborations was the primary reason for this decline. Marketing, general and administrative expenses were $8 million and $6.2 million in 1996 and 1995, respectively. The higher level of costs during 1996 is primarily due to increased marketing efforts associated with the ORIGEN Detection System and administrative costs associated with the Company's reincorporation in the State of Delaware.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations through the sale of preferred and common stock, aggregating approximately $60 million through December 31, 1996, collaborative research and licensing agreements and sales of its ORIGEN line of products. As of December 31, 1996, the Company had $8.1 million in cash, cash equivalents and short term investments. Working capital was $8.7 million at December 31, 1996.

Net cash used in operating activities was $11.6 million for the nine months ended December 31, 1996, as compared to $12.8 million for the corresponding period in 1995. This $1.2 million decrease (9%) of net cash used in 1996 was primarily due to lower accounts payable balances.

                           IGEN INTERNATIONAL, INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1996

Management's Discussion And Analysis Of Financial Condition And Results Of Operations (Continued)

The Company used $555,000 and $975,000 of net cash for investing activities, substantially related to the acquisition of laboratory equipment, furniture and leasehold improvements, during the nine months ended December 31, 1996 and 1995, respectively. During the nine months ended December 31, 1995, the Company used approximately $400,000 to repurchase shares of its stock under a Stock Repurchase Plan.

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

PART II  OTHER INFORMATION
--------------------------

Item 2.  Changes in Securities

On November 6, 1996, the Board of Directors of IGEN International, Inc.
(the "Company") approved the adoption of a Rights Agreement dated as of November 6, 1996 (the "Rights Agreement"), between the Company and the First National Bank of Boston as Rights Agent (the "Rights Agent"). Each Preferred Share Purchase Right (a "Right") entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share (the "Preferred Shares"), of the Company at a price of $65.00 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment.

Initially, the Rights will be evidenced by the stock certificates representing Common Shares then outstanding, and no separate Right Certificates, as defined, will be distributed. Until the earlier to occur of (i) the acquisition by a person or group of affiliated or associated persons, (other than (A) the Company, (B) a majority owned subsidiary of the Company, (C) any employee benefit plan of the Company or any majority-owned subsidiary of the Company, (D) any entity holding Common Shares for or pursuant to the terms of any such plan or (E) Mr. Samuel J. Wohlstadter, his affiliates and associates, his heirs, and any trust or foundation to which he has transferred or may transfer Common Shares of the Company ("Samuel Wohlstadter") and each of the persons listed in (A) through (E) above, an "excepted person") of beneficial ownership of 15% or more of the outstanding Common Shares (an "Acquiring Person") or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding Common Shares (the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Common Share certificates outstanding as of the Record Date, by such Common Share certificate with a copy of this Summary of Rights attached thereto.

Until the Distribution Date (or earlier redemption or expiration of the Rights), the Rights will be transferred with and only with the Common Shares. Until the Distribution Date (or earlier redemption or expiration of the

Rights), new Common Share certificates issued after the Record Date upon transfer or new issuance of Common Shares will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the Rights) the surrender or transfer of any certificates for Common Shares outstanding as of the Record Date will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Common Shares as of the close of business on the Distribution Date and such separate Right Certificates alone will evidence the Rights.

The Rights are not exercisable until the Distribution Date. The Rights will expire on November 6, 2006 (the "Final Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company, in each case, as described below.

The Purchase Price payable, and the number of Preferred Shares or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Shares, (ii) upon the grant to holders of the Preferred Shares of certain rights or warrants to subscribe for or purchase Preferred Shares at a price, or securities convertible into Preferred Shares with a conversion price, less than the then-current market price of the Preferred Shares or (iii) upon the distribution to holders of the Preferred Shares of evidences of indebtedness or assets (excluding regular periodic cash dividends paid out of earnings or retained earnings or dividends payable in Preferred Shares) or of subscription rights or warrants (other than those referred to above).

The number of outstanding Rights and the number of one one-hundredths of a Preferred Share issuable upon exercise of each Right are also subject to adjustment in the event of a stock split of the Common Shares or a stock dividend on the Common Shares payable in Common Shares or subdivisions, consolidations or combinations of the Common Shares occurring, in any such case, prior to the Distribution Date.

Preferred Shares purchasable upon exercise of the Rights will not be redeemable. Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment of $l per share but will be entitled to an aggregate dividend of 100 times the dividend declared per Common Share. In the event of liquidation, the holders of the Preferred Shares will be entitled to a minimum preferential liquidation payment of $100 per share but will be entitled to an aggregate payment of 100 times the payment made per Common Share. Each Preferred Share will have 100 votes, voting together with the Common Shares. Finally, in the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each Preferred Share will be entitled to receive 100 times the amount received per Common Share. These rights are protected by customary anti-dilution provisions. Because of the nature of the Preferred Shares' dividend, liquidation and voting rights, the value of the one one-hundredth interest in a Preferred Share purchasable upon exercise of each Right should approximate the value of one Common Share. The Preferred Shares rank junior to all other series of the Company's preferred stock.

In the event that the Company is acquired by any person, other than Samuel Wohlstadter, in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold to any person other than Samuel Wohlstadter, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, proper provision shall be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of Common Shares having a market value of two times the exercise price of the Right.

At any time after any Person becomes an Acquiring Person and prior to the acquisition by such person or group of 50% or more of the outstanding Common Shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which will have become void), in whole or in part, at an exchange ratio of one Common Share, or one one-hundredth of a Preferred Share (or of a share of a class or series of the Company's preferred stock having equivalent rights, preferences and privileges), per Right (subject to adjustment).

With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional Preferred Shares will be issued (other than fractions which are integral multiples of one one-hundredth of a Preferred Share, which may, at the election of the Company, be evidenced by depositary receipts) and in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Shares on the last trading day prior to the date of exercise.

The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since at any time prior to the earliest of (i) the time a person has become an Acquiring Person, or (ii) the Final Expiration Date, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right (the "Redemption Price"). Following the expiration of the above periods, the Rights become nonredeemable. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

The terms of the Rights may be amended by the Board of Directors of the company without the consent of the holders of the Rights, including an amendment to lower certain thresholds described above to any percentage which is (i) greater than the largest percentage of the outstanding Common Shares then known to the Company to be beneficially owned by any person or group of affiliated or associated persons (other than an excepted person) and (ii) not less than 10%, except that from and after such time as any person or group of affiliated or associated persons becomes an Acquiring Person no such amendment may adversely affect the interests of the holders of the Rights.

Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          2.1 Agreement and Plan of Merger effective November 19, 1996 (by virtue of a reincorporation), by and between IGEN, Inc., a California corporation, and IGEN International, Inc., a Delaware corporation.

          3.1 The Registrant's (as successor in interest to IGEN, Inc. by virtue of a reincorporation effective November 19, 1996) Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on August 30, 1996.

          3.2 The Registrant's Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on November 18, 1996.

          3.3 The Registrant's (as successor in interest to IGEN, Inc. by virtue of a reincorporation effective November 19, 1996) Bylaws, as currently in effect.

          4.1  Form of Specimen Right Certificate.(1)

          4.2 Rights Agreement, dated as of November 6, 1996, between the Registrant and The First National Bank of Boston.(2)

          11.1 Statements regarding computation of per share earnings for the three months and nine months ended December 31, 1996 and 1995.

          27.1 Financial Data Schedule.


          -----------------------------

               (1) Incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-A filed with the Securities and Exchange Commission on December 11, 1996.

               (2) Incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-A filed with the Securities and Exchange Commission on December 11, 1996.

     (b)  Reports on Form 8-K:

          None

                           IGEN INTERNATIONAL, INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1996

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   IGEN International, Inc.



Date:     February 13, 1996        /s/ George V. Migausky
          -----------------        ____________________________________________
                                   George V. Migausky
                                   Vice President of Finance and Chief Financial
                                   Officer
                                   (On behalf of the Registrant and as Principal
                                   Financial Officer)

                                 EXHIBIT INDEX
                                 -------------



Exhibit Number                   Description
--------------          -----------------------------


   2.1 Agreement and Plan of Merger effective November 19, 1996 (by virtue of a reincorporation), by and between IGEN, Inc., a California corporation, and IGEN International, Inc., a Delaware corporation.

   3.1 The Registrant's (as successor in interest to IGEN, Inc. by virtue of a reincorporation effective November 19, 1996) Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on August 30, 1996.

   3.2 The Registrant's Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on November 18, 1996.

   3.3 The Registrant's (as successor in interest to IGEN, Inc. by virtue of a reincorporation effective November 19, 1996) Bylaws, as currently in effect.

   4.1         Form of Specimen Right Certificate.(1)

   4.2 Rights Agreement, dated as of November 6, 1996, between the Registrant and The First National Bank of Boston.(2)

  11.1 Statements regarding computation of per share earnings for the three months and nine months ended December 31, 1996 and 1995.

  27.1         Financial Data Schedule.


           -----------------------------

               (1) Incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-A filed on December 11, 1996.

               (2) Incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-A filed on December 11, 1996.