Form 10-K
period 1997-03-31
IGEN INTERNATIONAL INC /CA/
filed 1997-07-11
CIK 916304

           SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

                                   FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                       For Fiscal Year Ended March 31, 1997
                                             --------------

                           Commission File Number 0-23252
                                                 --------

                             IGEN International, Inc.
                        -------------------------------------

               (Exact name of registrant as specified in its charter)

             DELAWARE                                  94-2852543
   (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                Identification No.)

             16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD     20877
     ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                    301-984-8000
     ----------------------------------------------------------------------
               (Registrant's telephone number, including area code)

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

                       Yes   X                  No
                          ------                   ------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.
           -----

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 17, 1997, computed by reference to the closing sale price of such stock quoted on the Nasdaq National Market, was approximately $59,109,800. For the purposes of this calculation, shares owned by officers, directors and 5% shareholders known to the Registrant have been deemed to be owned by affiliates.

    The number of shares outstanding of the Registrant's Common Stock as of June 17, 1997 was 15,006,017.

                                   DOCUMENTS INCORPORATED BY REFERENCE

    The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K. Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on September 9, 1997.

                                     PART I

IN ADDITION TO HISTORICAL INFORMATION, THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. REFERENCE IS MADE IN PARTICULAR TO STATEMENTS REGARDING THE POTENTIAL MARKET FOR DIAGNOSTIC PRODUCTS, THE POTENTIAL IMPACT OF COMPETITIVE PRODUCTS, THE COMPANY'S EXPECTATIONS REGARDING THE LEVEL OF ANTICIPATED ROYALTY AND REVENUE GROWTH IN THE FUTURE, THE POTENTIAL MARKET FOR PRODUCTS IN DEVELOPMENT, THE DESCRIPTION OF THE COMPANY'S PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ASSUMPTIONS UNDERLYING SUCH PLANS AND OBJECTIVES AND OTHER FORWARD-LOOKING STATEMENTS INCLUDED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" ("MD&A"). SUCH STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF FACTORS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. IN PARTICULAR, CAREFUL CONSIDERATION SHOULD BE GIVEN TO CAUTIONARY STATEMENTS MADE IN THE MD&A AND IN THE BUSINESS SECTION OF THIS DOCUMENT UNDER THE HEADING "RISK FACTORS." IGEN DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

ITEM 1. BUSINESS
                                  INTRODUCTION

IGEN International, Inc. ("IGEN" or the "Company") develops, manufactures and markets diagnostic systems utilizing its patented ORIGEN-Registered
Trademark- technology, which is based on electrochemiluminescence. This proprietary technology utilizes labels that, when attached to a biological substance and electrochemically stimulated, emit light at a particular wavelength to signal the presence of an analyte. The light emission then can be measured with a high degree of accuracy to detect and quantify the analyte. The ORIGEN technology thus provides a uniform assay format for conducting a multitude of diagnostic tests, including immunoassays, nucleic acid probe and clinical chemistry tests. The Company believes that ORIGEN-based diagnostic systems offer significant advantages over existing systems in terms of speed, sensitivity, flexibility, throughput and cost effectiveness. The Company is designing its diagnostic systems to become the industry standard for all segments of the diagnostic market, from large central laboratories to patient point-of-care, industrial and in-home testing.

The Company's business strategy is to commercialize certain products in collaboration with established healthcare and information technology companies and to develop and market other products either independently or with corporate partners in the patient point-of-care, life science research, animal health and industrial markets.

   - Collaborations with established diagnostic and pharmaceutical companies have provided the Company with revenues from licensing agreements, as well as access to large marketing organizations that it believes are well positioned to maximize market penetration of ORIGEN-based products. The Company has entered into several strategic alliances, including:

   - Boehringer Mannheim GmbH ("Boehringer Mannheim")--the second largest worldwide manufacturer of diagnostic equipment and supplies that is part of Corange Limited, a multinational corporation with annual revenues exceeding $4 billion--to commercialize ORIGEN-based clinical immunodiagnostic and nucleic acid probe systems that are marketed worldwide to clinical reference laboratories. IGEN received $50 million in license fees from Boehringer Mannheim and receives royalties on all product sales. Boehringer Mannheim presently markets two ORIGEN-based systems under the Elecsys product line. In January 1997, the Company received $6 million under an Advance Royalty Agreement with Boehringer Mannheim. In May 1997, F. Hoffman-LaRoche AG ("Roche") and Corange Ltd. announced that Roche would acquire all shares of Corange. The merger, when completed, will create a $15 billion global company that will be the world's largest diagnostic supplier.

   - Organon Teknika B.V. ("Organon Teknika")--a company specializing in hospital and blood bank products, which is a business unit of Akzo Nobel N.V., a multinational corporation with annual revenues of approximately $10 billion--to develop and commercialize ORIGEN-based nucleic acid probe systems that will be marketed worldwide to clinical diagnostic and life science research markets. IGEN received $20 million under its agreements with Organon Teknika. Organon Teknika markets the NASBA QR System together with test kits for the detection of HIV-1 RNA.

   - Eisai Co., Ltd. ("Eisai")--the fourth largest Japanese pharmaceutical company--to market in Japan an ORIGEN-based diagnostic system for agreed-upon diagnostic tests. Eisai has received regulatory approvals in Japan and expects to introduce its first ORIGEN-based product under the trade name Picolumi during 1997.

IGEN currently sells the ORIGEN Detection System and related reagents and services for life science research applications. The Company believes that its ORIGEN Detection System can replace many of the complex and less sensitive immunoassay methods presently in use, including radioimmunoassays. The Company believes that applications of the ORIGEN technology include point-of-care diagnostic systems for use outside the central laboratory because of speed, simplicity and cost effectiveness. The Company also anticipates that applications will exist in the field of in-home testing (patient self-testing), in which IGEN's technology may enable the creation of compact, inexpensive diagnostic products. The Company is currently monitoring the development of healthcare communication networks and intends to design its point-of-care and in-home testing systems for integration into such networks.

IGEN, Inc. was incorporated in California in 1982 and reincorporated in Delaware during 1996 as IGEN International, Inc. IGEN's executive offices, laboratory and manufacturing operations are located at 16020 Industrial Drive, Gaithersburg, Maryland 20877.

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


FEATURE                                                                           BENEFIT
--------------------------------------------------------  --------------------------------------------------------

Simple Assay Format                                       Reduces time and labor in performing an assay.

Flexibility                                               Enables a single instrument to perform immunoassays on
                                                          large and small molecules and to perform DNA and RNA
                                                          probe assays.Permits immunoassays to be integrated with
                                                          clinical chemistry systems.

Cost                                                      Reduces assay cost per test.

Speed                                                     Produces quick results.Enables high throughput (random
                                                          access).

Sensitivity                                               Allows detection of analytes at very low concentrations.

Precision                                                 Provides highly-reproducible measurements.

Label Stability                                           Extends reagent shelf life.Improves measurement
                                                          accuracy.

The essential component of the ORIGEN system is the measurement module, which consists of a flow cell containing an electrode and a light detection means such as a photomultiplier tube. The ORIGEN measurement module has been designed so that it can be easily incorporated into a variety of instruments from large central laboratory random-access systems to small batch point-of-care ORIGEN. The current design of the ORIGEN measurement module includes a reusable platinum or gold electrode to generate electrochemiluminescence. IGEN is also developing disposable electrodes to be used in portable instruments.

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

The Company will exploit either independently or with corporate partners, the opportunities presented by the expansion of diagnostic testing into patient point-of-care sites as well as opportunities available in the life science research and industrial markets. The Company will apply its ORIGEN technology to the development of a line of quantitative diagnostic products to address the needs of these markets. IGEN is currently marketing the ORIGEN Detection System and related reagents and services for life science research applications.

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

                                ORIGEN PRODUCTS

IGEN and its strategic collaborators are developing a broad range of products based on its proprietary ORIGEN technology, which are applicable to the clinical diagnostics, industrial and life science research markets. The Company believes that its ORIGEN technology is well suited for the development of a family of instruments to be used in hospital and reference laboratories and at the patient point-of-care. The technology permits virtually all clinical chemistry, immunodiagnostic, DNA probe and RNA probe tests to be performed on the same instrument using the same detection method. The ORIGEN technology also could serve as the basis for portable hand-held devices that perform with the efficiency and reliability of larger systems. The table on page 6 summarizes the Company's product and development programs.

                           CLINICAL DIAGNOSTIC PRODUCTS

Hospital/Reference Laboratory Systems. One of the most important applications of the Company's ORIGEN technology is in large, highly-automated clinical immunoassay systems of the type used in hospitals, reference laboratories and blood banks. Reference laboratories constitute the vast majority of the clinical diagnostic market today. Reference laboratory systems must be able to perform a wide variety of immunoassay tests on a large number of samples both reliably and cost-effectively. The Company and its corporate collaborators believe that systems based on the ORIGEN technology are well suited to serve this market, and may surpass those immunoassay and nucleic acid probe systems currently available in terms of speed, cost effectiveness and simplicity.

The Company's strategic partner, Boehringer Mannheim, introduced its first ORIGEN-based random-access immunoassay system, the Elecsys 2010, for the reference laboratory market in 1996. The Elecsys 2010 is designed to perform multiple assays in a random-access mode while handling stat tests, i.e., tests performed on clinical samples where the results are needed immediately, without interfering with the system workflow. Boehringer Mannheim and Hitachi have cooperated in the development of the Elecsys 2010, building on their successful cooperation in clinical chemistry instrumentation. The Elecsys 2010 is modular so that it can be integrated with Boehringer Mannheim's clinical chemistry systems. Boehringer Mannheim offers a competitive panel of assays with the Elecsys 2010 and continues to develop additional assays for market introduction in the subsequent months and years. IGEN is collaborating with Boehringer Mannheim to develop at least 10 assays, each of which should have applicability to the point-of-care market pursued by IGEN. IGEN is reimbursed by Boehringer Mannheim for certain of these assay development costs. Boehringer Mannheim recently introduced the Elecsys 1010 system, which is a random access system designed for customers who have a lower throughput requirement.

Organon Teknika is developing nucleic acid probe diagnostic tests that are used to analyze human gene sequences or to detect the presence of gene sequences of infectious organisms. IGEN and its corporate collaborators believe that the ORIGEN technology applied to nucleic acid probe assays will offer the advantages of greater accuracy and efficiency demanded by the market. Organon Teknika markets the NASBA QR System, the first nucleic acid probe system based on the ORIGEN technology and Nucleic Acid Sequence-Based Amplification ("NASBA"), a proprietary nucleic acid amplification technique.

                       PRODUCT AND DEVELOPMENT PROGRAMS

------------------------------------------------------------------------------------------------------------------
MARKET                        PRODUCT              APPLICATION         COMMERCIAL            STATUS
                                                                         RIGHTS
------------------------------------------------------------------------------------------------------------------

Clinical Diagnostic
Market
Hospital/ Reference    Elecsys 2010           Immunoassays           Boehringer Mannheim    Product Sales
  Laboratory Systems

                       Elecsys 1010           Immunoassays           Boehringer Mannheim    Product Sales

                       NASBA QR System        Nucleic Acid Probe     Organon Teknika        Product Sales
                                              Detection

                       Picolumi               Immunoassays (Japan)   Eisai(Japan)           Product Launch --
                                                                                            1997(1)

                       Random Access Systems  Nucleic Acid Probe     Organon Teknika;       Development
                                              Detection              Boehringer Mannheim

                       High Throughput        Immunoassays           Boehringer Mannheim    Development
                       Elecsys System

Patient Point-of-Care  Physician's Office/    Immunoassays           IGEN                   Development
  Systems              Hospital Analyzer

                       Home Self Testing      Health Screening and   IGEN                   Research
                                              Monitoring
------------------------------------------------------------------------------------------------------------------
Life Science Research
  Market
                       ORIGEN Detection       Immunoassays/ Nucleic  IGEN                   Product Sales
                       System, Reagents and   Acid Probe Detection
                       Services

                       Cell Culture Reagents  Research Biologicals   IGEN                   Product Sales

                       NASBA QR System        Nucleic Acid Probe     Organon Teknika        Product Sales
                                              Detection
------------------------------------------------------------------------------------------------------------------
                       Industrial Markets

                       Environmental/ Water   Immunoassays and       IGEN; Organon Teknika  Development
                       Testing/ Food          Nucleic Acid Probe
                       Processing System      Detection

                       Animal Health Systems  Immunoassays and       IGEN                   Development
                                              Nucleic Acid
                                              Probe Detection


(1) Product launch dates are based on estimates provided by the Company's collaborators.
-------------------------------------------------------------------------------
                                       6

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

IGEN believes that significant demand exists for immunodiagnostic products that reduce turnaround time and cost. IGEN's point-of-care system is being designed to conduct immunodiagnostic tests that will provide accurate results to the physician within 15 minutes, thereby permitting the physician to make an immediate decision regarding the patient's course of treatment. The ORIGEN technology permits development of a system that is simple to operate at a very low cost per test. The Company is designing its point-of-care system to consist of a simple, low cost instrument and a line of reagents packaged in a disposable single test format. The Company is also developing the system to include information processing and transfer capabilities to update the patient's medical history and provide the physician with current patient information. As most immunodiagnostic assays can be conducted on the ORIGEN system in a uniform format, the Company believes that a broad menu of tests could be marketed on its point-of-care system.

In-Home Testing. Longer term applications of the ORIGEN technology also exist in the field of in-home testing (patient self-testing), in which IGEN's technology may enable the creation of compact, inexpensive diagnostic products. The Company is exploring the feasibility of using its ORIGEN technology for such products.

                     LIFE SCIENCE RESEARCH PRODUCTS

Immunoassay Systems. IGEN currently sells the ORIGEN Detection System and a line of related reagents and services. The ORIGEN Detection System is used by researchers who wish to perform immunoassays for life science applications. The ORIGEN Detection System is an open architecture assay platform that quantitates the binding of any two molecules that come together with specificity. The "open architecture" component of ORIGEN refers to the researcher's ability to customize their assays for their particular performance parameters. The System is optimized for immunoassays, but offers researchers the flexibility to build other assays for direct detection of nucleic acids, and receptor ligand studies. Whether the need is for greater sensitivity, faster turnaround time, expanded linear range, or other key features, a researcher has the flexibility to design an assay to meet these goals.

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

IGEN's market focus in bio/pharmaceuticals has resulted in successful application of ORIGEN technology by customers in drug discovery and development, compound screening, basic research, clinical trials, quality control and manufacturing, ORIGEN is often replacing standard technologies such as radioimmunoassays. Bio/pharmaceutical researchers are benefiting from the ORIGEN Detection System's sensitivity as well as the reduction of time and labor, and significantly, the reduction in use of rare assay components such as proprietary compounds, antibodies, or clinical trial samples. The Company believes that the ORIGEN Detection System has established itself as a new tool that will help our customers bring pharmaceutical products to market faster.

Performance is key to new technology implementation by the bio/pharmaceutical researcher. IGEN has established added value in its customized approach to our customers. The versatility of ORIGEN technology allows for product customization rather than forcing a "one size fits all" approach. IGEN has focused its scientific resources to provide custom support to the client, based on their specific research needs, often at the customer site. This "mass customization" approach has spurred growth of complementary businesses such as assay development, custom compound labeling and assay validation services. To date there have been over 200 assay applications developed with the ORIGEN Detection System for over 100 customers.

While IGEN's market focus has been with bio/pharmaceutical customers, we have also established customers at government and university research centers. These customers are performing research in strategic IGEN growth areas such as food and water quality testing. We have also broadened our assay versatility by expanding into detection of DNA and quantitation of PCR. ORIGEN technology even offers the unique capability of sensitive detection of DNA without costly amplification steps.

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

BOEHRINGER MANNHEIM GMBH. Boehringer Mannheim is a business unit of Corange Limited, a multinational corporation with annual revenues exceeding $4 billion and the second largest worldwide manufacturer of diagnostic equipment and supplies. Boehringer Mannheim's principal strength is in the area of clinical chemistry systems, in which it is the market leader. In 1991, the Company entered into an agreement under which Boehringer Mannheim was granted rights to develop and market clinical diagnostic systems worldwide based on the Company's technology. Under the agreement, IGEN received $50 million in license fees. Boehringer Mannheim pays additional amounts for certain assay product development being performed by IGEN, and is obligated to pay the Company a royalty on all product sales. In January 1997, the Company received $6 million under an Advance Royalty Agreement with Boehringer Mannheim. In May 1997, Roche and Corange announced that Roche would acquire all shares of Corange. The merger, when completed, will create a $15 billion global company that will be the world's largest diagnostic supplier.

The ORIGEN products being marketed by Boehringer Mannheim under the name Elecsys, are a series of highly-automated diagnostic systems designed for the large clinical laboratory market, such as hospitals, clinical reference laboratories and blood banks. IGEN believes that Elecsys systems will enable Boehringer Mannheim to increase its market presence in immunodiagnostics and to market systems capable of performing both clinical chemistry and immunodiagnostic tests. Boehringer Mannheim has placed in excess of 1,500 Elecsys systems since market introduction in mid-1996. The Company has granted Boehringer Mannheim an exclusive right to market these products worldwide, except for rights previously licensed to Eisai to market in Japan a specific ORIGEN-based system. The Company has also granted Boehringer Mannheim a co-exclusive license to use the ORIGEN technology for nucleic acid probe tests in the centralized laboratory market.

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

Eisai Co., Ltd. Eisai is the fourth largest Japanese pharmaceutical company. The Company granted a license to Eisai to market in Japan a clinical diagnostic system based on the Company's ORIGEN technology. Under this agreement, Eisai has paid $6 million to IGEN and is obligated to pay IGEN an additional $2 million in license fees tied to the achievement of product development milestones. The ORIGEN-based products to be marketed by Eisai under the trade name Picolumi consist of an immunodiagnostic instrument and certain assays for use in Japan in the market regulated by the Japanese Ministry of Health and Welfare for use in diagnosing or advising a patient's clinical condition, health or general make-up. The Company expects to receive royalties from Eisai's sales.

                        RESEARCH AGREEMENTS

In 1993, the Company established HyperGen, a joint venture partnership, with Hyperion Catalysis International ("Hyperion") to develop and commercialize biomedical products utilizing advanced materials such as Hyperion's proprietary Graphite Fibrils-TM- nanotubes. Hyperion, a privately-held company based in Cambridge, Massachusetts, is engaged in the development and manufacture of Graphite Fibrils-TM-, an innovative carbon-based nanofiber. IGEN has licensed the exclusive right to use products developed by HyperGen for diagnostic applications, for which it paid $750,000. The Company contributed cash of $3 million for its initial 50% interest in HyperGen and made additional cumulative payments of $2 million based on the attainment of certain research milestones. During 1995, the Company acquired the remaining 50% interest in HyperGen for $3 million. IGEN assumed operating control of HyperGen and consolidated HyperGen's research and development programs into the Company's internal programs.

Acquisition of the HyperGen rights to Graphite Fibrils-TM- enabled IGEN to commence the development of proprietary products to complement its business in the medical and life science marketplace. One product under investigation by HyperGen is a filter comprised of Graphite Fibrils-TM- that could be used as a disposable electrode for electrochemiluminescent measurements for ORIGEN-based products. Other products under investigation include: separation media for the purification and analysis of biomolecules which would reduce the time and cost required for discovery, development and manufacture of biopharmaceuticals; and biocatalyst support materials for chiral drug intermediates.

During November, 1995 the Company formed a Joint Venture for the development and commercialization of advanced diagnostics products utilizing a proprietary combination of multi-array technology together with the Company's ORIGEN technology . Products based on these technologies would be used for high throughput, multiparameter analysis for DNA sequencing, clinical chemistry and immunodiagnostics. The joint venture is named Meso Scale Diagnostics, LLC ("MSD"), and was formed together with Meso Scale Technologies, LLC ("MST"), a company based in Maryland. MST is a technology-based company established and operated by Jacob Wohlstadter, the son of Samuel J. Wohlstadter, the Chief Executive Officer of the Company. Nadine Wohlstadter, a member of MST, is the spouse of Samuel J. Wohlstadter. The Company has agreed to provide initial capital contributions to MSD of $5 million over time, in exchange for its ownership interest and to fund the organizational and certain ongoing (non-research) expenses of MSD. The Company will also participate in a collaborative research programs under which no funds have been expended.

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

IGEN owns or co-owns and has exclusive rights to 18 issued U.S. patents and 69 pending U.S. applications in the diagnostics field. Worldwide, the Company owns or co-owns and has exclusive rights to an additional 54 issued patents, and 150 pending patent applications covering the same technology. These patents and patent applications cover various aspects of IGEN's ORIGEN technology and products, and the methods for their production and use.

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

The Company's and its collaborative partners' diagnostic products, as presently contemplated, will be regulated as medical devices. Prior to entering commercial distribution, all medical devices must undergo FDA review under one of two basic review procedures depending on the type of assay: a Section 510(k) pre-market notification ("510(k)") or a pre-market approval application ("PMA"). 510(k) notification is generally a relatively simple filing submitted to demonstrate that the device in question is "substantially equivalent" to another legally marketed device and includes tests for therapeutic drugs and hormones. Approval under this procedure may be granted within 90 days if the product qualifies, but generally takes longer. When the product does not qualify for approval under the 510(k) procedure, the manufacturer must file a PMA to show that the product is safe and efficacious, based on extensive clinical testing among several diverse testing sites and population groups, and shows acceptable sensitivity and specificity. This procedure requires much more extensive pre-filing testing than does the 510(k) procedure and involves a significantly longer FDA review after the date of filing. In responding to a PMA, the FDA may grant marketing approval, may request additional information, may set restrictive limits on claims for use or may deny the application altogether.

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

                                  Manufacturing

The Company's current commercial manufacturing operations consist of the manufacture of the ORIGEN Detection system and related reagents and cell culture research biologicals as well as quality assurance processes. IGEN operates a qualified GMP (Good Manufacturing Practices) facility. The Company uses a variety of subcontractors and believes that it does not depend on any single-source supplier that it cannot replace in the ordinary course of business. The Company has not yet introduced any clinical diagnostic products. Initial clinical diagnostics products based on the Company's ORIGEN technology will be manufactured by the Company's corporate collaborators. Although certain future products may be manufactured by the Company, it has not yet developed plans for establishing manufacturing operations for these products.

                               SALES AND MARKETING

IGEN markets and sells the ORIGEN Detection System and related reagents and services directly to the life science research market. In conjunction with its national launch of this System during 1994, the Company expanded its direct sales force, including the addition of application specialists and in-house technical services personnel. The Company continues to develop marketing plans for Europe and Japan, while currently utilizing a small direct sales force. The ORIGEN cell culture products are sold directly and through distributors.

                                   HUMAN RESOURCES

As of June 17, 1997, IGEN employed 119 individuals full-time, of which 70 were engaged in research, products development, manufacturing and operations support, 27 in marketing, sales and applications support and 22 in general administration. Of the Company's employees, 30 have Ph.D. degrees. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology, diagnostic or medical products, computer software or electronics companies. None of the Company's employees is covered by collective bargaining agreements, and management considers relations with its employees to be good.

The Company's ability to maintain its competitive position will depend, in part, upon its continued ability to attract and retain qualified scientific and managerial personnel. Competition for such personnel is intense.

                                     RISK FACTORS

Early Stage of Development; Accumulated Losses. The Company is at an early stage of development and is subject to all of the risks inherent in the establishment of a new business enterprise, including the need for substantial capital to support the expenses of developing new technologies, the need to attract and retain qualified management and scientific staff and other risks as outlined in the following risk factors. Since inception, the Company has been engaged in the research and development of products based on new technologies, and at March 31, 1997, the Company had an accumulated deficit of approximately $56.7 million. The Company's operations may be affected by problems frequently encountered in connection with the development and utilization of new and unproven technologies and by the competitive environment in which the Company operates. Although a limited number of ORIGEN-based products has been developed and introduced to the life science research market, there can be no assurance that the ORIGEN technology will be successfully applied to the development of additional commercial products for the clinical diagnostic or other markets. Diagnostic products resulting from the development of the Company's technology will require significant additional development and investment prior to their commercialization. There can be no assurance that products will be successfully developed by the Company or its licensees, meet applicable regulatory standards, be capable of being manufactured in commercial quantities at reasonable costs or be marketed successfully.

RELIANCE ON COLLABORATIONS AND LICENSE AGREEMENTS. The Company has entered into collaborative research or licensing agreements with Boehringer Mannheim, Organon Teknika and Eisai pursuant to which these companies are entitled to certain product manufacturing and marketing rights. Some of these companies have the responsibility for additional development and, where required, the submission of applications for the regulatory approval of any products to the U.S. Food and Drug Administration ("FDA") and corresponding regulatory agencies in other countries. Although the Company believes that its partners in these collaborations have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within the control of the Company. There can be no assurance that such collaborators will perform their obligations as expected or that the company will derive any additional revenue from such arrangements. Moreover, the collaboration agreements may be terminated under certain circumstances.

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

Uncertainty of Healthcare Reform Measures and Third-Party Reimbursement. Legislative and regulatory proposals aimed at changing the healthcare system in the United States continue to be discussed by various bodies of Federal and State Governments. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals may have on its business, the pendency or adoption of such proposals could have a have a material adverse effect on the Company and its ability to raise capital. Furthermore, the Company's ability to commercialize its products may be adversely affected to the extent that such proposals have a material adverse effect on the business, financial condition and profitability of other companies that are prospective collaborators for certain of the Company's products.

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

COMPLIANCE WITH GOVERNMENT REGULATIONS. The production and marketing of the Company's products and its ongoing research and development activities are subject to regulation by governmental authorities in the United States and other countries. Diagnostic systems utilizing the Company's ORIGEN technology will require government clearance before being marketed in the United States and in certain foreign countries. In the United States, the Company or its marketing collaborators may be required to submit test data from clinical trials to establish "substantial equivalence" of the ORIGEN diagnostic system with previously approved systems. In such case, the Company or its collaborators may commence sales only after the FDA has issued a written order finding such substantial equivalence, which may take longer than the 90-day
                                       15
period generally provided for FDA review. There can be no assurance that the Company or its collaborators will be able to establish substantial equivalence for the ORIGEN diagnostic systems, or that the FDA or certain corresponding government agencies will permit marketing of such systems in their respective jurisdictions. Should the Company fail to demonstrate substantial equivalence, the Company would need to perform extensive clinical testing to demonstrate safety and efficacy, incurring substantial costs and delays.

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

RELIANCE ON PATENTS AND PROPRIETARY RIGHTS. The Company's success will depend in part on its ability to obtain and maintain patent protection for its products, both in the United States and other countries. The patent position of diagnostic companies is highly uncertain and involves complex legal and factual questions. There is no consistent policy regarding the breadth of claims allowed in medical patents. The Company owns or co-owns and has been granted exclusive rights to 18 issued U.S. patents and 69 pending U.S. applications in the diagnostics field. Worldwide, the Company owns or co-owns and has been granted exclusive rights to an additional 54 issued patents, and 150 pending patent applications covering the same technology. There can be no assurance that patents will issue from any present or future applications or that, as to existing patents or patents which may issue, that claims are or will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that the patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company.

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

                        EXECUTIVE OFFICERS OF THE COMPANY

The names and ages of all executive officers of the Company at June 13, 1997 and their respective positions and offices with the Company are as follows:


NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------

Samuel J. Wohlstadter                                          55   Chairman, Chief Executive Officer and Director
Richard J. Massey, Ph.D.                                       50   President, Chief Operating Officer and Director
Robert Connelly                                                37   Vice President, Marketing and Sales
Gary Henricksen                                                46   Vice President, Separations Business Unit
George V. Migausky                                             42   Vice President, Chief Financial Officer
Richard Pytelewski                                             47   Vice President, Operations
Herman H. Spolders, Ph.D.                                      51   Vice President, Business Development and Planning

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

Richard J. Massey, Ph.D. is a founder of the Company, has been President and Chief Operating Officer of the Company since 1992, a Director of the Company since 1990 and served as Senior Vice President since 1985. From 1981 until he joined IGEN in 1983, Dr. Massey was a faculty member in the Microbiology and Immunology Department at Rush Medical Center in Chicago. Prior to that, he was Senior Research Scientist at the National Cancer Institute, Frederick Cancer Research Center.

Robert Connelly, has been Vice President of Marketing and Sales since 1994, when he joined the Company. Previously, Mr. Connelly was the U.S. Marketing Manager for the Instrument Group at Abbott Laboratories where he was responsible for the marketing of chemistry and hematology systems and point-of-care and near-patient testing instruments.

Gary Henricksen, joined the Company in January 1996 as Vice President of the Separations Business Unit. From 1994 until he joined the Company, Mr. Henricksen was Director, Laboratory Product Business Unit in the Separations Division of Sartorius Corporation where he was responsible for North American sales and marketing of laboratory separations products and commercialization of membrane absorbers in bioprocessing. Prior to 1994, he was the Director of Marketing and Technical Service for the same company.

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

Richard Pytelewski, has been Vice President of Operations since he joined the Company in 1994. From 1992 until joining the Company, Mr. Pytelewski provided operations consulting support to medical, pharmaceutical and diagnostic ventures. Previously, Mr. Pytelewski was Vice President of Operations at Biomira, Inc., in Edmonton, Canada, supporting the worldwide distribution of in-vitro and in-vivo diagnostic and therapeutic products.

Herman H. Spolders, Ph.D. has been Vice President of Business Development and Planning since 1995 and served previously as Vice President International Operations since he joined the Company in 1993. From 1991 to 1993, he was a member of the Organon Teknika executive board and from 1989 to 1993, he was the Vice President of the worldwide research and development organization at Organon Teknika.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is quoted on the NASDAQ National Market System under the symbol IGEN. As of June 17, 1997, there were approximately 1,500 holders of record of the Company's Common Stock. No cash dividends have been paid on the Common Stock to date, and the Company currently intends to retain any earnings for development of the Company's business.

The following table sets forth, for periods indicated, the range of high and low closing sales prices of the Common Stock as quoted on the NASDAQ National Market System.

                                                                                HIGH        LOW
                                                                              ---------  ---------

Fiscal 1996 -

First Quarter                                                                 $   6-5/8  $   4-7/8
Second Quarter                                                                $   7-7/8  $   5-3/8
Third Quarter                                                                 $   6-5/8  $   4-3/4
Fourth Quarter                                                                $   6-7/16  $  4-7/8
Fiscal 1997 -
First Quarter                                                                 $   8-1/8  $   4-5/8
Second Quarter                                                                $   8-1/4  $   6
Third Quarter                                                                 $   7-3/8  $   4-5/8
Fourth Quarter                                                                $   7-5/8  $   5

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data set forth below with respect to the Company's statements of operations for each of the years in the three year period ended March 31, 1997 and with respect to the balance sheets at March 31, 1997 and 1996 are derived from, and are qualified by reference to, the financial statements that have been audited by Deloitte & Touche LLP, independent auditors, and are included elsewhere in this Form 10-K. The statement of operations data for each of the years in the two year period ended March 31, 1994, and the balance sheet data at March 31, 1995, 1994 and 1993 are derived from audited financial statements not included in this Form 10-K. The following selected financial data should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-K.


                                                                         Fiscal Year Ended March 31,
                                                             -----------------------------------------------------
                                                                1997       1996       1995       1994      1993
                                                             ---------  ---------  ---------  ---------  ---------
                                                                     (In thousands, except per share data)
Statement of Operations Data:
Revenues:
License fees and contract revenue                            $   8,802  $  11,266  $  12,259  $  22,021  $  10,708
Product Sales                                                    6,360      4,583      2,555      1,356      1,074
Royalty income                                                     843         75         20     --         --
                                                             ---------  ---------  ---------  ---------  ---------
Total                                                           16,005     15,924     14,834     23,377     11,782
                                                             ---------  ---------  ---------  ---------  ---------
Operating Costs and Expenses:
Products Costs                                                   2,448      1,848      1,278        658        654
Research and development                                        13,114     14,078     12,267     10,911      3,872
Marketing, general and administrative                           10,910      8,725      8,707      4,608      2,615
                                                             ---------  ---------  ---------  ---------  ---------
Total operating expenses                                        26,472     24,651     22,252     16,177      7,141
                                                             ---------  ---------  ---------  ---------  ---------
Income (loss) from continuing operations                       (10,467)    (8,727)    (7,418)     7,200      4,641
Interest income -- net                                             586      1,079      1,489        559         57
                                                             ---------  ---------  ---------  ---------  ---------
Income (loss) from continuing operations before income
  taxes                                                         (9,881)    (7,648)    (5,929)     7,759      4,698
Income taxes                                                    --         --         --            163        108
                                                             ---------  ---------  ---------  ---------  ---------
Income (loss) from continuing operations                        (9,881)    (7,648)    (5,929)     7,596      4,590
Loss from discontinued operations                               --         --         --        (10,573)    (3,064)
                                                             ---------  ---------  ---------  ---------  ---------
Net income (loss)                                            $  (9,881) $  (7,648) $  (5,929) $  (2,977) $   1,526
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Income (loss) per share:
Continuing operations                                        $    (.66) $    (.52) $    (.40) $     .57  $     .37
Discontinued operations                                         --         --         --           (.79)      (.25)
                                                             ---------  ---------  ---------  ---------  ---------
Net income (loss)                                            $    (.66) $    (.52) $    (.40) $    (.22) $     .12
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------

Shares used in computing net income (loss) per share            14,959     14,779     14,769     13,413     12,436
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------


                                                                                 March 31,
                                                             -----------------------------------------------------
                                                                1997       1996       1995       1994      1993
                                                             ---------  ---------  ---------  ---------  ---------
                                                                                (In thousands)

Balance Sheet Data:
Cash, cash equivalents and short-term
Investments                                                  $   9,044  $ 20,217   $  30,226  $  41,746  $   2,965
Working capital (deficit)                                        4,431    13,700      21,484     31,437     (1,590)
Total assets                                                    17,794    29,276      37,806     45,364      7,501
Accumulated deficit                                            (56,700)  (46,819)    (39,171)   (33,242)   (29,173)
Shareholders' equity                                             7,882    17,435      24,998     31,467        413


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company has devoted substantially all of its resources to the research and development of its proprietary technologies primarily the ORIGEN technology for clinical diagnostic and life science research products. In February 1994, the Company completed an initial public offering of 2,990,000 shares of common stock from which it received net proceeds of approximately $32 million. In addition to product sales, the Company's sources of revenue have consisted primarily of license or research payments pursuant to licensing or collaborative research agreements. The Company has entered into collaborative arrangements with corporate collaborators that provide for the development and marketing of certain ORIGEN systems. These agreements provide fees and royalties payable to the Company in exchange for licenses to produce and sell the resulting products. In the near term, the Company may selectively pursue additional strategic alliances although, over time, it expects an increasing amount of its revenues to be derived from sales of its products and royalties from corporate collaborations.

RESULTS OF OPERATIONS

YEARS ENDED MARCH 31, 1997 AND 1996

The Company had revenues of $16.0 million for the year ended March 31, 1997, compared to revenues of $15.9 million for the corresponding period in 1996. Fiscal 1997 revenue reflects a change in the revenue mix as compared to prior years. During 1997, a significant portion of the Company's license and contract fees have converted to royalty income based on product sales of corporate partners. Fees from licenses and for contract research declined by $2.5 million in fiscal 1997 to $8.8 million and revenue from product sales and royalties increased to $7.2 million in fiscal 1997 from $4.7 million in the prior year. This transition occurred primarily in the fourth quarter of fiscal 1997 as license and contract revenue declined by $2.7 million while product sales and royalty income increased by $500,000 when compared to 1996.

The increase in royalty income is directly attributable to royalties generated through the Company's License Agreement with Boehringer Mannheim GmbH. Boehringer Mannheim recently launched its Elecsys series of immunodiagnostic products which are based on the Company's ORIGEN-Registered Trademark-technology. Through March 31, 1997, Boehringer Mannheim had more than 1,000 customer installations of its Elecsys 2010/1010 systems.

Product costs were $2.4 million in the year ended March 31, 1997 (38% of Product Sales) and $1.8 million for the corresponding period in 1996 (40% of Product Sales) representing a change in the product mix between instruments, services and reagents. Research and Development costs decreased to $13.1 million for the year ended March 31, 1997 from $14.1 million during 1996. This decrease is attributable to expiring external collaborations during 1997. Marketing, general and administrative expenses increased $2.2 million to $10.9 million for the year ended March 31, 1997 when compared with the same prior year period. This increase resulted primarily from increased marketing efforts associated with the ORIGEN Detection System and administrative costs associated with the Company's re-incorporation in the State of Delaware.

Interest income (net) decreased to $586,000 in the year ended March 31, 1997 from $1.1 million in the corresponding period in 1996. The decrease reflects the lower level of interest income derived from lower cash balances during the 1997 period as well as accrued interest expense attributable under an Advance Royalty Agreement with Boehringer Mannheim. See "Liquidity and Capital Resources" following.

Income (loss) from continuing operations over the next several years is likely to fluctuate substantially from quarter to quarter as a result of differences in the timing of revenues earned under license and product development agreements, and associated product development expenses.

As of March 31, 1997, the Company had net operating loss and general business credit tax carryforwards of approximately $41.9 million and $2.4 million, respectively. The Company's ability to utilize its net operating loss and general business credit tax carryforwards may be subject to an annual limitation in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Service Code of 1986, as amended.

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

Product costs were $1.8 million in the year ended March 31, 1996 (40% of product sales) and $1.3 million in the corresponding period in 1995 (50% of product sales). The decreased percentage of product costs in 1996 reflected a change in the product sales mix between instruments and reagents. Research and development expenses increased to $14.1 million in 1996 from $12.3 million in 1995. This increase resulted from higher staffing levels; facilities costs associated with the Company's relocation to a new building; and expanded external technical collaborations.

Interest income (net) decreased to $1.1 million in the year ended March 31, 1996, from $1.5 million for the corresponding period in 1995. The decrease reflects a lower amount of interest derived from lower cash balances during the 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations through placements of Preferred and Common Stock, aggregating approximately $60 million through March 31, 1997, including $32 million in net proceeds received from the Company's Initial Public Offering which was completed during February 1994. In addition, the Company has received funds from collaborative research and licensing agreements, and sales of its ORIGEN line of products. As of March 31, 1997, the Company had $9 million in cash and cash equivalents. Working capital, excluding current deferred revenue which is classified as a current liability, was $9.8 million at March 31, 1997. Including current deferred revenue, working capital was $4.4 million.

Net cash used for operating activities was $10.4 and $8.4 million during the years ended March 31, 1997 and 1996, respectively. License and collaboration agreements between the Company and its strategic corporate collaborators (Boehringer Mannheim, Organon Teknika, Eisai and Perkin-Elmer) provided payments to the Company of $80 million , of which $78 million has been received through March 31, 1997. Additionally, the Company received
$6 million in January 1997 under an Advance Royalty Agreement with Boehringer Mannheim.

The Company used approximately $800,000, $1.4 million and $2 million of net cash for investing activities substantially related to the acquisition of laboratory equipment, furniture and leasehold improvements during the years ended March 31, 1997, 1996, and 1995, respectively. Additionally, during fiscal years 1997, 1996 and 1995, the Company incurred capital lease obligations of approximately $113,400, $150,000 and $750,000, respectively, related to acquisition of laboratory equipment, furniture and leasehold improvements. Through March 31, 1997, the Company, cumulatively, used approximately $1.2 million to repurchase shares of its stock under a Stock Repurchase Plan which was established in fiscal 1995. No repurchases were made during fiscal 1997.

The Company expects to incur substantial research and development expenses, manufacturing costs and marketing and distribution expenses in the future. It is the Company's intention to selectively seek additional collaborative or license agreements with suitable corporate collaborators, although there can be no assurance the Company will be able to enter into such agreements or that amounts received under such agreements will reduce substantially the Company's funding requirements. Additional equity or debt financing may be required, and there can be no assurance that these funds may be available on favorable terms, if at all.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS                                              PAGE
--------------------------------------------------------                   ----

INDEPENDENT AUDITORS' REPORT                                                24

Statements of Operations for the Three Years
  Ended March 31, 1997, 1996 and 1995                                       25

Balance Sheets at March 31, 1997 and 1996                                   26

Statements of Cash Flows for the Three Years
  Ended March 31, 1997, 1996 and 1995                                       27

Statements of Shareholders' Equity for the Three Years
  Ended March 31, 1997, 1996, and 1995                                      28

Notes to Financial Statements                                               29

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF IGEN INTERNATIONAL, INC.:

We have audited the accompanying balance sheets of IGEN International, Inc. (the Company) as of March 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.


Deloitte & Touche, LLP
Washington, D.C.
May 9, 1997

IGEN International, Inc.
STATEMENTS OF OPERATIONS

                                                           YEAR ENDED MARCH 31,
                                                -------------------------------------------
                                                    1997           1996           1995
                                                -------------  -------------  -------------

REVENUES (Notes 1 and 2):
  License fees and contract revenue             $   8,801,918  $  11,266,462  $  12,258,864
  Product sales                                     6,359,866      4,582,566      2,554,577
  Royalty income                                      843,356         75,444         20,490
                                                -------------  -------------  -------------
    Total                                          16,005,140     15,924,472     14,833,931
                                                -------------  -------------  -------------

OPERATING COSTS AND EXPENSES:
  Product costs                                     2,447,714      1,848,363      1,277,854
  Research and development (Note 2)                13,114,311     14,077,514     12,266,992
  Marketing, general, and administrative           10,910,174      8,725,146      8,707,293
                                                -------------  -------------  -------------
    Total                                          26,472,199     24,651,023     22,252,139
                                                -------------  -------------  -------------

LOSS FROM OPERATIONS                              (10,467,059)    (8,726,551)    (7,418,208)

INTEREST INCOME--NET                                  585,951      1,078,777      1,489,694
                                                -------------  -------------  -------------
NET LOSS                                        $  (9,881,108) $  (7,647,774) $  (5,928,514)
                                                -------------  -------------  -------------
                                                -------------  -------------  -------------
LOSS PER SHARE (Note 1):
  Net loss per common share                     $        (.66) $        (.52) $        (.40)
                                                -------------  -------------  -------------
                                                -------------  -------------  -------------
SHARES USED IN COMPUTING
  NET LOSS PER SHARE (Note 1)                      14,958,901     14,778,848     14,768,598
                                                -------------  -------------  -------------

See notes to financial statements.

IGEN International, Inc.
BALANCE SHEETS

                                                                          MARCH 31,
                                                                 ----------------------------
                                                                     1997           1996
                                                                 -------------  -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 1)                             $     789,895  $   4,001,147
  Short-term investments (Note 1)                                    8,254,164     16,215,889
  Accounts receivable, net                                           1,782,884      1,891,693
  Notes receivable                                                     417,459       --
  Inventory (Note 1)                                                 2,074,685      1,648,418
  Prepaid expenses (Note 1)                                            647,556      1,035,303
  Other current assets (Notes 1, 4 and 6)                              218,150        420,384
                                                                 -------------  -------------
    Total current assets                                            14,184,793     25,212,834
                                                                 -------------  -------------

EQUIPMENT, FURNITURE, AND IMPROVEMENTS (Notes 1 and 7)               6,949,687      6,172,014
  Accumulated depreciation and amortization                         (3,781,171)    (2,590,281)
                                                                 -------------  -------------
    Equipment, furniture, and improvements, net                      3,168,516      3,581,733
                                                                 -------------  -------------

PURCHASED PRODUCT TECHNOLOGY--NET (Note 1)                             183,393        213,657

OTHER ASSETS (Note 1)                                                  257,024        268,273
                                                                 -------------  -------------
TOTAL                                                            $  17,793,726  $  29,276,497
                                                                 -------------  -------------
                                                                 -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses                            $   4,266,165  $   3,792,935
Deferred revenue (Note 1 and 2)                                      5,392,507      7,532,181
Obligations under capital leases (Note 7)                               95,051        187,263
                                                                 -------------  -------------
    Total current liabilities                                        9,753,723     11,512,379
                                                                 -------------  -------------

OBLIGATIONS UNDER CAPITAL LEASES--
  NONCURRENT (Note 7)                                                  158,303        329,062
                                                                 -------------  -------------

STOCKHOLDERS' EQUITY: (Notes 1 and 3)
Common stock: $.001 par value, 50,000,000 shares authorized;
  14,987,416 and 14,908,530 shares issued and outstanding               14,987         14,909
Additional paid-in capital                                          64,876,126     64,675,784
Accumulated deficit                                                (56,699,602)   (46,818,494)
Deferred notes receivable and compensation                            (309,811)      (437,143)
                                                                 -------------  -------------
    Total stockholders' equity                                       7,881,700     17,435,056
                                                                 -------------  -------------
TOTAL                                                            $  17,793,726  $  29,276,497
                                                                 -------------  -------------
                                                                 -------------  -------------

See notes to financial statements.

IGEN International, Inc.
STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED MARCH 31,
                                                                       -------------------------------------------
                                                                            1997           1996           1995
                                                                       -------------  -------------  -------------
CASH FLOWS FROM OPERATIONS:
CONTINUING OPERATING ACTIVITIES:
  Net loss from continuing operations                                  $  (9,881,108) $  (7,647,774) $  (5,928,514)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Interest on note receivable from sale of common stock                     (3,200)       (28,700)       (29,900)
    Amortization of deferred compensation                                     90,715        108,840        108,840
    Depreciation and amortization                                          1,221,154      1,025,753        535,265
    Loss on disposal of equipment, furniture, and improvements                --             --            240,071
    Deferred revenue                                                      (2,139,674)      (505,215)    (1,664,272)
    Add (deduct) items not affecting cash:
    Decrease (increase) in accounts receivable                               108,809       (602,564)      (861,635)
    Increase in notes receivable                                            (417,459)        --             --
    Increase in inventory                                                   (426,267)      (584,172)      (759,087)
    Decrease (increase) in prepaid expenses                                  387,747       (161,092)      (521,282)
    Decrease in other assets                                                 213,483        261,111        105,092
    Increase (decrease) in accounts payable and accrued expenses             473,230       (224,824)     1,789,616
                                                                       -------------  -------------  -------------
       Net cash used in continuing operating activities                  (10,372,570)    (8,358,637)    (6,985,806)
                                                                       -------------  -------------  -------------

DISCONTINUED OPERATIONS:
  Items not requiring cash:
    Net liabilities of discontinued operations                                --             --         (1,967,977)
                                                                       -------------  -------------  -------------
    Total funds used in discontinued operations                               --             --         (1,967,977)
                                                                       -------------  -------------  -------------
      Net cash used in operating activities                              (10,372,570)    (8,358,637)    (8,953,783)
                                                                       -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for equipment, furniture, and improvements                   (777,673)    (1,418,319)    (1,946,214)
  Sale of short-term investments                                          30,725,898      8,496,327      5,952,628
  Purchase of short-term investments                                     (22,764,173)   (24,712,216)      --
                                                                       -------------  -------------  -------------
       Net cash provided by (used in) investing activities                 7,184,052    (17,634,208)     4,006,414
                                                                       -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes receivable from sale of common stock, net                39,817        106,016          8,047
  Issuances of common stock                                                  200,420        309,594        152,392
  Repurchases of common stock                                                 --           (410,550)      (779,938)
  Principal payments under capital lease obligations                        (262,971)      (237,317)        --
                                                                       -------------  -------------  -------------
      Net cash used in financing activities                                  (22,734)      (232,257)      (619,499)
                                                                       -------------  -------------  -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (3,211,252)   (26,225,102)    (5,566,868)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               4,001,147     30,226,249     35,793,117
                                                                       -------------  -------------  -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $     789,895  $   4,001,147  $  30,226,249
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest Paid                                                        $      65,114  $      64,368  $       1,358


Supplemental Disclosures of Non-cash Investing and Financing Activities:

During the years ended March 31, 1997, 1996 and 1995, the Company incurred capital lease obligations of approximately $113,000, $150,000 and $750,000 for equipment, furniture and improvements.

See notes to financial statements.
                                       27

IGEN International, Inc.
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                    NOTES
                                                                                 RECEIVABLE
                                                  ADDITIONAL                                    FROM SALE
                             COMMON STOCK           PAID-IN         ACCUMULATED       DEFERRED      OF COMMON
                            SHARES    AMOUNT        CAPITAL           DEFICIT        COMPENSATION      STOCK            TOTAL
                         -----------  -------     ------------    ---------------    ------------    -----------    ------------
BALANCE, APRIL 1, 1994   14,658,720   $   14,659  $  65,404,536   $  (33,242,206)    $  (308,395)    $ (401,891)    $  31,466,703
Issuance of 271,070
  shares of common
  stock                     271,070          271        152,121          --                 --             --             152,392
Repurchase of 148,100
  shares of common
  stock                    (148,100)        (148)      (779,790)         --                 --             --            (779,938)
Amortization of
  deferred compensation        --             --           --            --              108,840           --             108,840
Changes in notes
  receivable                   --             --           --            --                 --          (21,853)          (21,853)

Net loss                       --             --           --         (5,928,514)           --             --          (5,928,514)
                        --------------  ------------  -------------  --------------  -----------  --------------     -------------

BALANCE MARCH 31, 1995   14,781,690       14,782     64,776,867      (39,170,720)       (199,555)      (423,744)       24,997,630

Issuance of 207,349
  shares of common
  stock                     207,349          207        309,387          --                 --             --             309,594

Repurchase of 80,509
  shares of common
  stock                     (80,509)         (80)      (410,470)         --                 --             --            (410,550)

Amortization of
  deferred compensation        --              --          --            --             108,840            --             108,840

Changes in notes
  receivable                   --              --          --            --                 --          77,316             77,316

Net loss                       --              --          --         (7,647,774)           --             --          (7,647,774)
                        --------------  ----------  ---------------  --------------  -----------  --------------     -------------

BALANCE, MARCH 31, 1996  14,908,530       14,909     64,675,784      (46,818,494)    $   (90,715)  $  (346,428)     $  17,435,056

Issuance of 78,886
  shares of common
  stock                      78,886           78        200,342          --                 --             --             200,420

Amortization of
  deferred compensation       --              --           --            --              90,715            --              90,715

Changes in notes
  receivable                                                                                           36,617              36,617

Net loss                       --              --             --      (9,881,108)           --            --           (9,881,108)
                        --------------  ----------  -------------  --------------  -----------  --------------     -------------

BALANCE, MARCH 31, 1997  14,987,416     $ 14,987    $64,876,126     $(56,699,602) $   --       $    (309,811)       $   7,881,700
                        --------------  ----------  -------------  --------------  -----------  --------------     -------------
                        --------------  ----------  -------------  --------------  -----------  --------------     -------------

SEE NOTES TO FINANCIAL STATEMENTS

IGEN International, Inc.
NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain amounts from the prior years have been reclassified to conform to the current year presentation.

Organization and Business Activity--IGEN International, Inc. (the Company) develops, manufactures, and markets diagnostic systems utilizing its patented ORIGEN technology, which is based on electrochemiluminescence. During November, 1996, IGEN, Inc. was merged into a newly formed Delaware corporation, IGEN International, Inc. (the "Company"). These changes do not affect IGEN's business operations, employees, shareholders or its business locations.

Cash Equivalents and Short-Term Investments--Cash equivalents include cash in banks, money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less.

The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1996. In accordance with this statement, the company has classified its short term investments which consist of U.S. Government Obligations and Corporate Debt-Securities as "available for sale" which are recorded at fair value, based on quoted market prices, which approximates cost.

Concentration of Credit Risk--The Company has invested its excess cash generally in securities of the U.S. Treasury, money market funds, certificates of deposit and corporate bonds. The Company invests its excess cash in accordance with a policy objective that seeks to ensure both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on their terms and concentrations by type and issuer. The Company has not experienced any losses on its investments, due to credit risk.

Inventory is recorded at the lower of cost or market using the first-in, first-out method and consists of the following:

                                             1997          1996
                                         -----------   -----------

Finished Goods.......................    $ 1,095,052   $ 1,270,410
Work in process......................        150,251       243,888
Raw materials........................        829,382       134,120
                                         -----------   -----------
 Total...............................    $ 2,074,685   $ 1,648,418
                                         -----------   -----------
                                         -----------   -----------

Equipment, Furniture, and Improvements are carried at cost. Depreciation is computed over the estimated useful lives of the assets, generally five years, using accelerated methods. Such property consists of the following:

                                            1997          1996
                                         -----------   -----------

Laboratory equipment.................    $ 3,308,313   $ 2,974,624
Furniture and office equipment.......      2,176,995     1,798,280
Leasehold improvements...............      1,464,379     1,399,110
                                         -----------   -----------
Total................................    $ 6,949,687   $ 6,172,014
                                         -----------   -----------
                                         -----------   -----------

Prepaid Expenses--Prepaid expenses consist primarily of fees incurred in connection with the Company entering into certain license agreements (see Note
2). Amounts are deferred and recognized over the term of such agreements as the Company records related revenue.

Purchased Product Technology--The Company amortizes the cost of purchased patent rights on a straight-line basis over the estimated economic lives of such assets, ranging from five to twenty-one years. The Company has acquired certain product and patent rights from a noncontrolled affiliated company that are being amortized over the remaining lives of the underlying patents.

Accumulated amortization on purchased product technology rights was $187,315, $157,051 and $126,787 at March 31, 1997, 1996 and 1995, respectively.

Revenue Recognition--Nonrefundable license fees and milestone payments in connection with research and development contracts or commercialization agreements with corporate partners are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Amounts received in advance of performance under contracts or commercialization agreements are recorded as deferred revenue until earned. Product sales revenue is recorded as products are shipped.

The Company derives a significant portion of its revenue from product development and license agreements with certain companies (see Note 2).

Deferred Income Taxes--Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Loss Per Share has been computed based on the weighted average number of common shares outstanding during each period. Common equivalent shares calculated for the stock options and warrants under the treasury stock method for all periods presented are excluded due to losses reported from both continuing operations and a net loss.

NEW ACCOUNTING STANDARDS

Long-Lived Assets--In 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which became effective for the Company's 1997 fiscal year. The new standard did not have a material impact, upon adoption, on the Company's financial position, results of operations, and cash flows.

Earnings Per Share--Statement of Financial Accounting Standards (SFAS) No.
128 "Earnings Per Share," ("EPS") was recently issued by the Financial Accounting Standards Board. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted. SFAS No. 128 requires the company to compute and present a basic and diluted earnings per share. Had the company computed earnings per share in accordance with SFAS No. 128, the resulting EPS would not be different than which has been reported for the years ended March 31, 1997 and 1996.

2. LICENSE AND RESEARCH AGREEMENTS

In 1991, the Company entered into an agreement with Boehringer Mannheim GmbH, a European company, under which that company was granted rights to develop and market certain clinical diagnostic systems worldwide based on the Company's ORIGEN technology. Under the terms of the agreement, the Company received five $10 million license payments annually through January 1996 which were recognized as revenue on a ratable basis through December 1996. This agreement also provides the Company with additional payments for certain product development work, as well as royalties on product sales. In January 1997, the Company received $6 million under an Advance Royalty Agreement with Boehringer Mannheim of which $706,000 was recognized as revenue in fiscal 1997.

During 1993 the Company entered into a $20 million license and stock purchase agreement with Organon Teknika, B.V., a European company. Under this agreement, the Company sold 346,135 shares of common stock, granted a license to develop and market certain diagnostic systems worldwide utilizing the Company's ORIGEN technology and agreed to invest $5 million in research and development under a joint development program. During the years ended March 31, 1996 and 1995, contract revenue of $1,111,200 and $2,224,663 was recognized while there was no contract revenues recognized for the year ended March 31, 1997. Among other things, the agreement provides for royalty payments to the Company on product sales and for product supply arrangements between the parties. Sales to Organon Teknika under this agreement amounted to approximately $1.4 million, $1.1 million and $780,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

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

During November, 1995 the Company formed a Joint Venture for the development and commercialization of advanced diagnostic products utilizing a proprietary combination of multi-array technology together with the Company's ORIGEN-Registered Trademark- technology. Products based on these technologies would be used for high throughput, multiparameter analysis for DNA sequencing, clinical chemistry and immunodiagnostics. The joint venture is named Meso Scale Diagnostics, LLC ("MSD"), and was formed together with Meso Scale Technologies, LLC ("MST"), which is a noncontrolled affiliated Company. The Company has agreed to provide initial capital contributions to MSD of $5 million over time, plus certain start up costs, in exchange for a 50% interest and to fund the organizational and certain ongoing (non-research) operating expenses of MSD. The Company will also participate in a collaborative research program. Through the year ended March 31, 1997 the Company made contributions of approximately $200,000. IGEN has accounted for its investments in MSD as research and development funding arrangements and, accordingly, has recorded its payments as research and development expense.

3. STOCKHOLDERS' EQUITY

Shareholder Rights Plan--In November 1996, the Board of Directors adopted a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of common stock par value $.001 per share, of the Company. The dividend was effective as of November 6, 1996 with respect to the shareholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, of the Company at a price of $65.00 per one one-hundredth of a Preferred Share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Plan, between the Company and The First National Bank of Boston.

Stock Option Plan--During fiscal 1995, the Company adopted the 1994 Stock
Option Plan under which 1,000,000 shares of Common Stock have been reserved for issuance upon exercise of options granted to employees or consultants and the 1994 Non-Employee Directors Stock Option Plan under which 150,000 shares of Common Stock have been reserved for issuance upon exercise of options granted to Non-Employee Directors. The 1994 Stock Option Plan replaced the 1985 Stock Option Plan which expired in February 1995.

The Option Plans provide for the granting of both incentive stock options intended to qualify as such under Section 422 of the Internal Revenue Code of 1986, as amended, and supplemental stock options that do not so qualify.

A SUMMARY OF THE OPTION ACTIVITY IS AS FOLLOWS:

                                                         EXERCISE PRICE
                                            NUMBER OF         RANGE
                                              SHARES        ($/SHARE)
                                            ---------    --------------

Outstanding on April 1, 1994.............   1,680,589     $0.29--$4.57

Granted..................................     356,500     $5.50--$9.63
Exercised................................    (271,070)    $0.29--$4.57
Forfeited................................     (11,845)    $0.29--$4.57
                                            ---------
Outstanding on March 31, 1995............   1,754,174     $0.29--$9.63

Granted..................................      67,800     $4.87--$6.25
Exercised................................    (207,349)    $0.29--$5.50
Forfeited................................    (122,279)    $0.57--$5.50
                                            ---------
Outstanding on March 31, 1996............   1,492,346     $0.29--$9.63

Granted..................................     310,000     $5.00
Exercised................................     (78,886)    $0.29--$5.50
Forfeited................................     (82,797)    $0.29--$5.50
                                             --------
Outstanding on March 31, 1997............   1,640,663     $0.29--$9.63
                                            ---------
                                            ---------

Stock-Based Compensation -- In 1997, the Company adopted Statement of
Financial Accounting Standard No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. Upon adoption of SFAS 123, the Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and has provided below pro forma disclosures of the effect on net income (loss) and earnings (loss) per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

If compensation cost for the Company's 1997 and 1996 grants for stock-based compensation had been determined consistent with the fair value-based method of accoung per SFAS 123, the Company's pro forma net income (loss) and pro forma earnings (loss) per share for the years ended March 31, 1997 and 1996 would be as follows:

                                                       1997           1996

      Net income (loss)
        As reported............................    $(9,881,108)   $(7,647,774)
        Pro forma..............................     (9,996,268)    (7,684,584)

      Primary earnings (loss) per share
        As reported............................    $  (.66)       $  (.52)
        Pro forma..............................    $  (.67)       $  (.52)

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing models with the following assumptions:

                                                       1997           1996

      Expected dividend yield..................         0%              0%
      Expected stock price volatility..........        3.5%           49.0%
      Risk-free interest rate..................         6%             5.5%
      Expected option term.....................       5 years         5 years

Notes Receivable From Stockholders--Notes receivable arising from the sale of common stock (net of subsequent repayments) are presented in the accompanying financial statements as a reduction of stockholders' equity. The notes have terms of four years and bear interest with a range of 6-8%.

Stock Repurchase Plan--The Company's Board of Directors has authorized the repurchase of up to $2,000,000 of its common stock. Through March 31, 1996, the Company had repurchased 228,609 shares at a cost of approximately $1.2 million. There were no repurchases during the year ended March 31, 1997. All shares repurchased under this Plan have been retired.

4. INCOME TAXES

For the years ended March 31, 1997, 1996, and 1995 the Company recorded no income tax expense and did not pay federal or state tax, as calculated by applying statutory rates to pretax income.

As of March 31, 1997, the Company has available for income tax reporting purposes net operating loss and general business credit carryforwards approximating $41,900,000 and $2,400,000, respectively. These carryforwards expire in varying amounts through March 31, 2012. Under the provisions of the Tax Reform Act of 1986, the use of the Company's net operating loss carryforward may be significantly reduced, if substantial changes in stock ownership take place. The potential tax benefits of the unused carryforwards have been reserved for financial statement purposes because of the uncertainty of realizing those benefits in the future.

The approximate tax effects of temporary differences that gave rise to the Company's deferred tax assets and liabilities are as follows:

                                                        YEAR ENDED MARCH 31,
                                                    ----------------------------
                                                        1997           1996
                                                    -------------  -------------
     Deferred tax assets:
       Deferred revenue...........................  $  2,046,996   $  2,836,000
       Net operating loss and
         tax credit carryforwards.................    18,305,819     12,427,000
       Other......................................       304,221
       Less valuation allowance...................   (20,657,036)   (15,218,000)
                                                    ------------   ------------
     Net deferred tax assets......................  $         --   $     45,000
                                                    ------------   ------------
                                                    ------------   ------------


5. EMPLOYEE SAVINGS PLAN

The Company has an Employee Savings Plan (the Plan) qualifying under Section 401(k) of the Internal Revenue Code and subject to the Employee Retirement Income Security Act of 1974, as amended. Qualified individuals are eligible to participate in the Plan, and the Company may, but is not required to, make matching contributions. Through March 31, 1997 the Company has not made a contribution to this Plan.

The Company is not obligated under any other postretirement benefit plan.

6. RELATED PARTIES

Certain shareholders of the Company are also shareholders of several other companies which are considered affiliates of IGEN for the purpose of this disclosure. As discussed in Note 2, the Company has entered into transactions with companies that were affiliated through common shareholders. Amounts due from affiliated companies for services rendered and certain shared costs were $58,430 and $281,860 at March 31, 1997 and 1996, respectively. There were no amounts due at March 31, 1997. During 1997 and 1996, the Company incurred $212,506 and $487,494, respectively, in expenses under a research contract with an affiliate. Additionally during 1996, the Company prepaid $500,000 for a research and supply agreement with another affiliate.

The Company has licensed certain diagnostic technologies from affiliated companies and has licensed certain pharmaceutical technologies to affiliated companies. No royalties have ever been earned or accrued under these license agreements.

7. COMMITMENTS

Capital Leases--The Company is obligated under capital lease agreements, for certain equipment, furniture and building improvements. The aggregate discounted lease payments are recorded as a liability, and the fair market value of the related leased assets are capitalized and amortized over the assets estimated useful lives. Total assets capitalized pursuant to such agreements were approximately $1 million at March 31, 1997.

The future minimum payments under these lease agreements at March 31, 1997 are as follows:

1998....................................................  $ 163,106
1999....................................................     47,037
2000....................................................     45,274
2001....................................................     12,483
                                                           --------
Total minimum payments..................................    267,900
Amount representing interest............................    (14,546)
                                                           --------
Obligations under capital leases........................    253,354
Current portion.........................................    (95,051)
                                                           --------
Obligations under capital leases-noncurrent.............  $ 158,303
                                                           --------
                                                           --------

Operating Leases--During 1995, the Company entered into a lease for an office, laboratory and manufacturing facility with a term of ten years, and an option to terminate the lease after five years. Rent expense for facility and equipment operating leases totaled approximately $1.5 million, $1.6 million and $1.3 million for the years ended March 31, 1997, 1996, and 1995, respectively.

Research Agreements--The Company has entered into agreements with entities to fund research and development programs. IGEN is obligated to pay royalty payments on any future product sales.

At March 31, 1997, the future minimum lease and research payments under these agreements are as follows:

                             OPERATING LEASES  RESEARCH AGREEMENTS
                             ----------------  -------------------

1998.....................      $ 1,413,778        $2,000,000
1999.....................        1,455,591         1,000,000
2000.....................        1,478,659         1,000,000
2001.....................        1,523,019           800,000
2002.....................        1,568,838                --
Thereafter...............        4,703,321                --
                               -----------        ----------
Total....................      $12,143,206        $4,800,000
                               -----------        ----------
                               -----------        ----------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                   PART III

Certain information required by Part III is omitted from this Report in that the registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a.) Directors. The information with respect to directors required under this item is incorporated herein by reference to the section captioned "Election of Directors" in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders to be held on September 9, 1997.

     (b) Executive Officers. The information with respect to executive officers required under this item is incorporated herein by reference to
          Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

The information required under this item is incorporated herein by reference to the sections entitled "Election of Directors--Compensation for Directors", "--Compensation of Executive Officers", "-- Compensation Arrangements and Employment Agreements", "--Report of the Compensation Committee", in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders to be held on September 9, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required under this item is incorporated herein by reference to the section entitled "Principal Shareholders" in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders to be held on September 9, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required under this item is incorporated herein by reference to the sections entitled "Election of Directors--Compensation Arrangements and Employment Agreements" and "--Certain Transactions" in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders to be held on September 9, 1997.

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

         (b) Reports on Form 8-K. None.

         (c)(1) Exhibits The response to this portion of Item 14 is submitted as a separate section of this Form 10-K.

         (c)(2) Management Contracts and Other Compensatory Arrangements. None

         (d) Financial Statement Schedules. All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

         ---------------------------------------------------------------------

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  IGEN INTERNATIONAL, INC.


JULY 11, 1997                     BY:   /s/Samuel J. Wohlstadter
                                     -------------------------------
                                        CHIEF EXECUTIVE OFFICER

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

SIGNATURE                       TITLE                                   DATE
---------                       ------                                  ----

/s/ SAMUEL J. WOHLSTADTER     Chief Executive Officer              July 11, 1997
----------------------------  (Principal Executive Officer);
Samuel J. Wohlstadter         Director

/s/ GEORGE V. MIGAUSKY        Vice President                       July 11, 1997
----------------------------  and Chief Financial Officer
George V. Migausky            (Principal Financial and Accounting
                              Officer)

/s/ RICHARD J. MASSEY         President, Chief Operating Officer;  July 11, 1997
----------------------------  Director
Richard J. Massey

/s/ EDWARD LURIER             Director                             July 11, 1997
----------------------------
Edward Lurier

/s/ William O'Neill           Director                             July 11, 1997
----------------------------
William O'Neill

/s/ ROBERT SALSMANS           Director                             July 11, 1997
----------------------------
Robert Salsmans

                                 INDEX TO EXHIBITS

 EXHIBIT                                                                                                 SEQUENTIAL
 NUMBER                                 DESCRIPTION OF DOCUMENT                               PAGE NO.    PAGE NO.
---------  ---------------------------------------------------------------------------------  ---------  ----------

2.1(7)     Agreement and Plan of Merger effective November 19, 1996 (by virtue of a reincorporation), by and between IGEN, Inc., a California corporation, and IGEN
           International, Inc. a Delaware corporation.

3.1(3)     Third Amended and Restated Articles of Incorporation of the Registrant.

3.2(2)     Bylaws of the Registrant.

3.3(7)     The Registrant's (as successor in interest to IGEN, Inc. by virtue of a reincorporation effective November 19, 1996) Certificate of Incorporate, as filed with the Secretary of State of the State of Delaware on August 30, 1996.

3.4(7)     The Registrant's Certificate of Designation of Series A Junior Participating
           Preferred Stock, as filed with the Secretary of State of the State of Delaware on
           November 18, 1996.

3.5(7)     The Registrant's (as successor in interest to IGEN, Inc. by virtue of a reincorporation effective November 19, 1996) Bylaws, as currently in effect.

4.1(5)     Rights Agreement, dated as of December 21, 1995, between the Company and the
           First National Bank of Boston.

4.2(5)     Form 8-A, filed December 29, 1995, registering the Preferred Share Purchase
           Rights.

4.3        Reference is made to Exhibits 3.1 and 3.2.

4.4(6)     Form of Specimen Right Certificate.

4.5(6)     Rights Agreement, dated November 6, 1996, between the Registrant and The First
           National Bank of Boston.

10.1(2)    Registration Agreement between the Registrant and the parties names therein dated
           March 17, 1988, as amended through March 30, 1993.

10.2(2)    Form of Waiver and Amendment of Registration Agreement executed in December 1993, amending in certain respects the Registration Agreement dated as of March 17,
           1988.

10.3(2)    Agreement between the Registrant and The Perkin-Elmer Corporation dated March 30,
           1990, with Addendum to Agreement dated February 21, 1991 (with certain confidential information deleted).

10.4(2)    Agreement between the Registrant and Eisai Co., Ltd. dated May 25, 1990 (with certain confidential information deleted).

10.5(2)    License and Development Technology Agreement between the Registrant and
           Boehringer Mannheim GmbH dated September 23, 1992 (with certain confidential information deleted).

+10.5.1(1) Advanced Royalty Agreement between the Registrant and Boehringer
           Mannheim GmbH dated January 9, 1997.

10.6(2)    License Agreement between the Registrant and Hyperion Catalysis International
           ("Hyperion") dated October 10, 1993 as amended March 15, 1990.

10.7(2)    Common Stock Purchase Agreement between the Registrant and Organon Teknika B.V.
           ("Organon") dated May 19, 1993.

10.8(2)    License and Technology Development agreement between the Registrant and Organon dated May 19, 1993 (with certain confidential information deleted).

10.9(2)    Agreement and Plan of Reorganization and Agreement and Plan of Merger between the
           Registrant and Molecular Displays, Inc. dated March 9, 1993.

+ Confidential treatment has been requested.

 EXHIBIT                                                                                                 SEQUENTIAL
 NUMBER                                 DESCRIPTION OF DOCUMENT                               PAGE NO.    PAGE NO.
---------  ---------------------------------------------------------------------------------  ---------  ----------

10.10(2)   Term Sheet for Consolidation of Research Projects between the Registrant and
           Proteinix Corporation dated December 14, 1993 (with certain confidential information deleted).

10.11(2)   Term Sheet for consolidation of Cancer Research Projects between the Registrant and Pro-Neuron, Inc. dated December 14, 1993 (with certain confidential information deleted).

10.12(2)   Join Venture Agreement between the Registrant and Hyperion dated May 28, 1993.

10.13(2)   Product Development and Marketing Agreement between the Registrant, Hyperion and
           HyperGen dated May 29, 1993.

10.14(2)   Form of Indemnity Agreement entered into between the Registrant and its Directors and Officers.

10.15(2)   Registrant's 1985 Stock Option Plan, as amended, and related Form of Incentive
           Stock Option Grant and Form of Nonqualified Stock Option Grant.

10.16(4)   Registrant's 1994 Stock Option Plan, and related Form of Incentive Stock Option
           Grant.

10.17(4)   Registrant's 1994 Non-Employee Directors Stock Option Plan, and related Form of
           Incentive Stock Option Grant.

10.18(4)   Lease Agreement between the Registrant and W-M 16020 Limited Partnership dated
           October 5, 1994.

10.19(4)   Agreement for Purchase and Sale of Joint Venture Interest between Registrant and
           Hyperion Catalysis International, dated December 28, 1994

10.20(5)  Joint Venture Agreement, dated as of November 30, 1995, between MSD, MST and the
           Company.

10.21(5)   Limited Liability Company Agreement, dated as of November 30, 1995, between MSD,
           MST and the Company.

10.22(5)   IGEN/MSD License Agreement, dated as of November 30, 1995, between MSD and the
           Company.

10.23(5)   Indemnification Agreement, dated as of November 30, 1995, between the Company and
           Jacob Wohlstadter.

11.1(1)    Calculation of net loss per share.

23.1(1)    Consent of Deloitte & Touche LLP

24.1       Power of Attorney. Reference is made to the signature page.

27.1(1)    Financial Data Schedule.


------------------------

(1) Filed as an exhibit to this Annual Report on Form 10-K.

(2) Previously filed as an exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-72992) and incorporated by reference herein.

(3) Previously filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended March 31, 1994.
(4) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

(5) Previously filed as an exhibit to the Registrant's Form 10-Q for the quarter ended December 31, 1995.
(6) Incorporation by reference to Exhibit 1.1 of the Registrant's Form 8-A filed December 11, 1996.
(7) Previously filed as an exhibit to the Registrant's Form 10-Q for the quarter ended December 31, 1996.