Form 10-K/A
period 1996-03-31
IGEN INTERNATIONAL INC /CA/
filed 1997-07-29
CIK 916304

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended March 31, 1997         Commission File Number 0-23252

                             IGEN International, Inc.
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)



                 DELAWARE                            94-2852543)
    (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)             Identification No.)


                   16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD 20877
-------------------------------------------------------------------------------
                (Address of principal executive offices) (Zip code)

                                  (301) 984-8000
-------------------------------------------------------------------------------
               (Registrant's telephone Number, including area code)

     Securities registered pursuant to Section 12(b) of the Act: NONE

     Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $0.001 par value
                          -----------------------------
                                 (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES /X/              NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrants's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ________

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 17, 1997, computed by reference to the closing sale price of such stock quoted on the Nasdaq National Market, was approximately $59,109,800. For the purposes of this calculation, shares owned by officers, directors and 5% shareholders known to the Registrant have been deemed to be owned by affiliates.

    The number of shares outstanding of the Registrant's Common Stock as of June 17, 1997 was 15,006,017.

    DOCUMENTS INCORPORATED BY REFERENCE: None

    IGEN International, Inc. ("IGEN" or the "Company") expects to reschedule the date of its annual meeting from September 9, 1997 to October 7, 1997 and therefore amends the following items of its Annual Report on Form 10-K for the fiscal year ending March 31, 1997. Each such item is set forth herein in its entirety, as amended. No exhibits are filed with this amendment.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information as to Directors.

    The Board of Directors consists of six directors divided into three classes designated as Class I, Class II and Class III, respectively. The term of office of the Class I directors will expire at the next annual meeting of stockholders and at that time Class I directors will be elected for a three-year term. The terms of office of the Class II directors and Class III directors will expire at the annual meetings of stockholders in 1998 and 1999, respectively, and their successors will be elected for a three-year term.

    The following table sets forth the names of the members of the Board of Directors as of July 18, 1997. Also set forth is certain other information with respect to each such person's age, principal occupation or employment during the past five years, the periods during which he has served as a director and positions currently held with the Company. One Class II director position is vacant.

                                                      DIRECTOR                                     POSITIONS HELD
DIRECTORS                                   AGE         SINCE     EXPIRATION OF TERM              WITH THE COMPANY
--------------------------------------      ---      -----------  -------------------  --------------------------------------
Robert Salsmans.......................       52          1995             1997         Director
Edward B. Lurier(1)(2)................       66          1987             1997         Director
Richard J. Massey, Ph.D...............       50          1990             1998         President, Chief Operating Officer and
                                                                                       Director
William J. O'Neill(1)(2)..............       55          1984             1999         Director
Samuel J. Wohlstadter.................       55          1982             1999         Chairman, Chief Executive Officer and
                                                                                       Director

------------------------

(1) Member of Audit Committee.
(2) Member of Compensation Committee.

Set forth below is certain biographical information regarding the directors of the Company.

Class I Directors (term expires 1997)

    EDWARD B. LURIER is a General Partner of Gryphon Financial Partners, a venture capital fund, and Chairman of Gryphon Management Co., Inc., a venture capital firm, positions he has held since January 1986. Mr. Lurier has been a Director of the Company since 1987. Mr. Lurier is also a Director of Energy Biosystems Corp., a fossil fuel, biotechnology research and development company, and several privately held companies.

    ROBERT R. SALSMANS has served as President and Chief Executive Officer of Organon Teknika B.V., a business unit that is part of the Pharma group of Akzo Nobel N.V., a holding company with high technology operating units in the biotechnology, medical, and pharmaceutical industries, in the Netherlands, since September 1994. From October 1993 through August 1994, Mr. Salsmans served as Managing Director of Organon Teknika B.V. and from 1990 through September 1993, he served as Managing Director of Organon International B.V. Mr. Salsmans sits on the Board pursuant to an agreement between Organon Teknika entered into as part of the long-term license agreement and stock purchase agreement between the parties in May 1993. Mr. Salsmans has been a Director of the Company since 1995.

Class II Directors (term expires 1998)

    RICHARD J. MASSEY, Ph.D. is a founder of the Company, has been President and Chief Operating Officer of the Company since February 1992, and has been a Director of the Company since 1990. He served as Senior Vice President from 1985 to 1992. From 1981 until he joined IGEN in 1983, Dr. Massey was a faculty member in the Microbiology and Immunology Department at Rush Medical Center in Chicago. Prior to that, he was Senior Research Scientist at the National Cancer Institute, Frederick Cancer Research Center.

Class III Directors (term expires 1999)

    WILLIAM J. O'NEILL has been a Director of the Company since 1984. He serves as Executive Vice President and Chief Financial Officer of Polaroid Corporation, a photographic equipment company, where he has been employed for more than 25 years.

    SAMUEL J. WOHLSTADTER is a founder of the Company and has been Chairman of the Board and Chief Executive Officer since its formation in 1982. Mr. Wohlstadter has been a venture capitalist for more than 20 years and has experience in founding, supporting and managing high technology companies, including Amgen Inc., a biopharmaceutical company, and Applied Biosystems, Inc., a medical and biological research products company. Mr. Wohlstadter is also Chief Executive Officer of Hyperion Catalysis International, an advanced materials company, which he founded in 1981, of Pro-Neuron, Inc., a drug discovery company, which he founded in 1985, of Proteinix Corporation, a development stage company organized to conduct research in intracellular metabolic processes, which he founded in 1988, and of Pro-Virus, Inc., a drug discovery company, which commenced operations in 1994.

INFORMATION AS TO EXECUTIVE OFFICERS. The information with respect to the Company's executive officers required under this item is incorporated by reference to Part I of the Company's Form 10-K filed on July 11, 1997.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

    Each non-employee director of the Company receives a per meeting attendance fee of $1,000. In the fiscal year ended March 31, 1997, the total compensation paid to non-employee directors (all directors except Mr. Wohlstadter and Dr. Massey) was $11,000. In accordance with Company policy, all members of the Board of Directors are eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings.

    On April 25, 1994, each non-employee director of the Company then sitting on the Board of Directors was granted an option to purchase 10,000 shares of the Company's Common Stock under the 1994 Non-Employee Directors' Stock Option Plan at a purchase price of $8.75 per share (the closing sales price reported in the NASDAQ National Market System on the day prior to the date of grant). Mr. Salsmans was granted an option to purchase 10,000 shares of the Company's Common Stock under the 1994 Non-Employee Directors' Stock Option Plan at a purchase price of $6.25 when he joined the Board effective on August 25, 1995 (the closing price reported in the NASDAQ National Market System on the day prior to the date of grant). The options vest over a period of five years with one-fifth of the option becoming exercisable one year from the date of grant and an additional one-twentieth becoming exercisable every three months thereafter. Such vesting is conditioned upon continued service as a director of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Company was composed of three non-employee directors in fiscal year 1997: Messrs. Lurier, O'Neill and Rehkaemper. None of the foregoing persons is or has been an officer of the Company.

COMPENSATION OF EXECUTIVE OFFICERS

    The following table shows for the fiscal years ending March 31, 1997, 1996 and 1995, compensation awarded or paid to, or earned by the Company's Chief Executive Officer and its other four most highly compensated executive officers at March 31, 1997 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                           ANNUAL                     COMPENSATION
                                                        COMPENSATION                     AWARDS
                                                        ------------                  ------------     OTHER ANNUAL
                                                           SALARY        BONUS          OPTIONS        COMPENSATION
NAME AND PRINCIPAL POSITION                    YEAR          ($)          ($)         (# SHARES)            ($)
-------------------------------------------  ---------  -------------  ---------  -------------------  -------------
Samuel J. Wohlstadter                          1997        $260,000     $ ---           100,000              ---
Chairman and Chief Executive Officer           1996        $237,000     $50,000           ---                ---
                                               1995        $227,000     $40,000          62,500            $5,400(1)

Richard J. Massey, Ph.D.                       1997        $220,000     $ ---            80,000            $8,750(1)
President and Chief Operating Officer          1996        $200,000     $40,000           ---              $8,750(1)
                                               1995        $191,000     $35,000          50,000            $8,750(1)

George V. Migausky                             1997        $165,000     $ ---            50,000              ---
Vice President and Chief Financial             1996        $150,000     $30,000           ---                ---
Officer                                        1995        $142,000     $25,000          27,500              ---

Herman H. Spolders, Ph.D.                      1997        $187,500     $ ---            20,000              ---
Vice President, Business Development           1996        $172,250     $25,000           ---                ---
and Planning                                   1995        $150,000       ---             ---                ---

Robert Connelly                                1997        $140,000     $ ---            30,000              ---
Vice President, Marketing and Sales            1996        $127,000     $20,000           ---                ---
                                               1995        $120,000     $12,000          30,000              ---


------------------------
(1) Consists of annual lease value of Company-provided automobile.

STOCK OPTION GRANTS AND EXERCISES

    The Company has granted options to its executive officers under its 1985 Stock Option Plan (the "1985 Plan") and its 1994 Stock Option Plan (the "1994 Plan") (collectively, the "Plans"). The 1994 Plan was adopted by the Board of Directors in July 1994 to replace the 1985 Plan and was approved by the stockholders in September 1994. 280,000 options were granted under the Plans to the Named Executive Officers during the fiscal year ended March 31, 1997. The Company is empowered to and from time to time does repurchase shares of Common Stock in the open market for the purpose of making shares available for issuance upon the exercise of options.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table shows for the fiscal year ended March 31, 1997, certain information regarding options granted to the Named Executive Officers.

                  Option Grants in Last Fiscal Year and Potential
                 Realizable Value at Assumed Rate of Appreciation

                                                                                                           POTENTIAL REALIZABLE
                                                                                                                 VALUE AT
                                                                                                           ASSUMED ANNUAL RATES
                                                                                                                 OF STOCK
                                                                                                          PRICE APPRECIATION FOR
                                             INDIVIDUAL GRANTS                                               OPTION TERM (2)
-------------------------------------------------------------------------------------------------------   ----------------------
                                               NUMBER OF       % OF TOTAL
                                               SECURITIES        OPTIONS
                                              UNDER-LYING     GRANTED TO      EXERCISE OR
                                                OPTIONS       EMPLOYEES IN     BASE PRICE    EXPIRATION
NAME                                         GRANTED (#)(1)    FISCAL YEAR       ($/SH)         DATE        5%($)       10%($)
-------------------------------------------  --------------  ---------------  -------------  -----------  ----------  ----------
Samuel J. Wohlstadter......................       100,000           32.26%         5.00         5/02/06   $  314,500  $  797,000
Richard J. Massey, Ph.D....................        80,000           25.81          5.00         5/02/06      251,500     637,500
George V. Migausky.........................        50,000           15.13          5.00         5/02/06      157,000     398,500
Herman H. Spolders, Ph.D...................        20,000            6.45          5.00         5/02/06       63,000     159,000
Robert Connelly............................        30,000            9.68          5.00         5/02/06       94,000     239,000

------------------------

(1) These options were granted on May 3, 1996 under the 1994 Plan. Unless otherwise noted, the options granted each person vest over a period of five years with one-fifth of such person's options becoming exercisable one year from the date of grant and an additional one-twentieth of such options becoming exercisable every three months thereafter. The options expire ten years after the date of their grant. Under the 1994 Plan, the Compensation Committee or the Board of Directors may accelerate the time of vesting or time of exercise of any option granted. The Compensation Committee or the Board of Directors also has the authority, at any time and from time to time, to effect the downward repricing of any outstanding options and/or with the consent of the affected holders of options, the cancellation of any outstanding options and the grant of new options covering the same or different numbers of shares of Common Stock with an exercise price as of the new grant date of not less than: (i) 85% of the fair market value (as defined in the 1994 Plan) of the stock for options not intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended and the regulations promulgated thereunder, (ii) 100% of the fair market value for options intended to qualify as incentive stock options, and (iii) 110% of the fair market value for options held by a person holding more than 10% of the total combined voting power of all classes of stock of the Company or any affiliates. Subject to adjustments upon changes in stock, no person is eligible to be granted options covering more than 200,000 shares of Common Stock in any 12 month period.

(2) These amounts represent hypothetical gains that could be achieved for options if they are exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the options are granted to the end of the option term. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company's Common Stock and the optionee's continued employment through the vesting period. There can be no assurance that the amounts reflected in this table will be achieved.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND STOCK OPTION VALUES AT MARCH 31, 1997

    The following table sets forth information related to options exercised by the Named Executive Officers during the fiscal year ending March 31, 1997 and the number and value of options held at year end.

                                                                        NUMBER OF SECURITIES
                                         SHARES                        UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                        ACQUIRED          VALUE              OPTIONS AT            IN-THE-MONEY OPTIONS AT
                                       ON EXERCISE      REALIZED         MARCH 31, 1997 (#)          MARCH 31, 1997 ($)
NAME                                       (#)             ($)       EXERCISABLE/UNEXERCISABLE(1) EXERCISABLE/UNEXERCISABLE(2)
-----------------------------------  ---------------  -------------  --------------------------   --------------------------
Samuel J. Wohlstadter..............        -0-             -0-           469,375/113,125          $    288,762/$21,250
Richard J. Massey, Ph.D............        -0-             -0-           284,500/ 90,500               183,257/ 17,000
George V. Migausky.................        -0-             -0-            92,825/ 54,875                92,313/ 10,625
Herman H. Spolders, Ph.D...........        -0-             -0-            45,000/ 27,500                29,251/ 11,375
Robert Connelly....................        -0-             -0-            21,000/ 39,000                 1,125/  6,375

------------------------

(1) Includes both "in-the-money" and "out-of-the-money" options. "In-the-money" options are options with exercise prices below the market price of the Company's Common Stock at March 31, 1997.

(2) Based on the closing price of the Company's Common Stock on March 31, 1997 ($5.25) minus the exercise price.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of July 18, 1997 (except as otherwise footnoted below), certain information regarding the ownership of the Company's Common Stock of: (i) each current director; (ii) each nominee for director;
(iii) each of the Named Executive Officers; (iv) all executive officers and directors of the Company as a group; and (v) all those known by the Company to be beneficial owners of more than five percent (5%) of its outstanding Common Stock.

                                                    BENEFICIAL OWNERSHIP(1)
                                              ------------------------------------
NAME                                           NUMBER OF SHARES   PERCENT OF TOTAL
--------------------------------------------  -----------------  -----------------
Samuel J. and Nadine Wohlstadter(2).........       4,214,562              27.17%
  c/o IGEN International, Inc.
  16020 Industrial Drive
  Gaithersburg, MD 20877
Richard J. Massey, Ph.D. (3).....                  1,174,500               7.66%
   c/o IGEN International, Inc.
   16020 Industrial Drive
   Gaithersburg, MD 20877
Four Partners (4)......                            1,288,200               8.57%
   c/o Thomas J. Tisch
   667 Madison Ave.
   New York, NY 10021
Edward B. Lurier (5)........................         436,791               2.91%
George V. Migausky (6)......................         152,875               1.01%
Herman H. Spolders, Ph.D. (7)...............          52,250                *
Robert Connelly (8).........................          27,000                *
William J. O'Neill (9)......................          38,000                *
Robert R. Salsmans (10).....................           4,000                *
All directors and executive officers as a
group (10 persons)(11)......................       6,115,728              38.7%

------------------------

*   Less than 1%

(1) This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the notes to this table and subject to the community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned by him. Percentage of beneficial ownership is based on 15,026,917 shares of Common Stock outstanding as of July 18, 1997, adjusted as required by rules promulgated by the Securities and Exchange Commission.

(2) Includes 3,728,937 shares held by Mr. Wohlstadter and his wife and does not include 128,100 shares held by Mr. Wohlstadter's adult children. Also includes 485,625 shares issuable upon exercise of options held by Mr. Wohlstadter that are currently exercisable or exercisable within sixty days. Does not include 96,875 shares issuable upon exercise of options held by Mr. Wohlstadter that are subject to certain vesting conditions expiring ratably through May 2001.

(3) Includes 297,500 shares issuable upon exercise of options held by Mr. Massey that are currently exercisable or exercisable within sixty days. Does not include 77,500 shares issuable upon exercise of options held by Dr. Massey that are subject to certain vesting conditions expiring ratably through May 2001.

(4) Based on information contained in the Schedule 13D filed with the Securities and Exchange Commission on January 8, 1997.

(5) Includes 6,500 shares issuable upon exercise of options held by Mr. Lurier that are currently exercisable or exercisable within sixty days. Also includes 418,091 shares held by Gryphon Ventures I, L.P. ("Gryphon Ventures"). Mr. Lurier is a general partner of Gryphon Ventures and may be deemed to own beneficially all of its shares. Does not include 3,500 shares issuable upon exercise of options held by Mr. Lurier that are subject to certain vesting conditions expiring ratably through April 1999.

(6) Includes 16,800 shares held by Mr. Migausky's minor children and 100,575 shares issuable upon exercise of options held by Mr. Migausky that are currently exercisable or exercisable within sixty days. Does not include 47,125 shares issuable upon exercise of options held by Mr. Migausky that are subject to certain vesting conditions expiring ratably through May 2001.

(7) Includes 52,250 shares issuable upon exercise of options held by Dr. Spolders that are currently exercisable or exercisable within sixty days. Does not include 20,250 shares issuable upon exercise of options held by Dr. Spolders that are subject to certain vesting conditions expiring ratably through May 2001.

(8) Includes 27,000 shares issuable upon exercise of options held by Mr. Connelly that are currently exercisable or exercisable within sixty days. Does not include 33,000 shares issuable upon exercise of options held by Mr. Connelly that are subject to certain vesting conditions expiring ratably through May 2001.

(9) Includes 6,500 shares issuable upon exercise of options held by Mr. O'Neill that are currently exercisable or exercisable within sixty days. Does not include 3,500 shares issuable upon exercise of options held by Dr. O'Neill that are subject to certain vesting conditions expiring ratably through April 1999.

(10) Includes 4,000 shares issuable upon exercise of options held by Mr. Salsmans that are currently exercisable or exercisable within sixty days. Does not include 6,000 shares issuable upon exercise of options held by Mr. Salsmans that are subject to certain vesting conditions expiring ratably through August 2000. Also excludes 346,135 shares held of record by Organon Teknika B.V. of which Mr. Salsmans disclaims beneficial ownership.

(11) Includes 995,700 shares issuable upon exercise of options that are currently exercisable or exercisable within sixty days. See also Notes (2),
    (3) and (5) through (10).

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Mr. Williams, a former officer of the Company, filed a Form 4 (statement of Changes in Beneficial Ownership) late to report his exercise of stock options and his wife's disposition of shares in 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company's Bylaws provide that the Company will indemnify its directors and its officers, to the fullest extent permitted by Delaware law. The Company is also empowered under its Bylaws to enter into indemnification contracts with its directors and officers and to purchase insurance on behalf of any person whom it is required or permitted to indemnify. Pursuant to these provisions, the Company has entered into indemnity agreements with each of its directors and executive officers and has obtained director and officer liability insurance in the amount of $5,000,000.

    In addition, the Company's Certificate of Incorporation provides that the Company's directors shall not be liable for monetary damages for breach of the directors' fiduciary duty of care as a director, except liability for (i) any breach of the director's duty of loyalty to the Corporation or its stockholders,
(ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law, or (iv) any transaction from which a director derived an improper personal benefit. If the Delaware General Corporation Law is amended after approval by the stockholders of this Article to authorize corporate action further eliminating or limiting personal liability of directors, then the liability of a director shall be eliminated or limited to the fullest extent permitted by the Delaware law.

    The Company has entered into a long-term license agreement and stock purchase agreement with Organon Teknika in May 1993. Robert Salsmans, the current President and Chief Executive Officer of Organon Teknika, is one of the Company's directors. During fiscal 1997, the Company recorded product sales of approximately $1.4 million with respect to Organon Teknika.

    During fiscal year 1995 the Company entered into agreements to develop and commercialize biomedical products utilizing advanced materials and a supply agreement with Hyperion Catalysis International ("Hyperion"). Messrs. Lurier, Massey and Wohlstadter are affiliated with Hyperion. During fiscal 1996, the Company entered into a research and supply agreement under which the Company prepaid $500,000 to Hyperion to ensure itself of sufficient supplies of graphite fibrils.

    Pro-Virus, Inc. ("Pro-Virus"), Proteinix Corporation ("Proteinix"), and Pro-Neuron, Inc. ("Pro-Neuron") have a shared facilities arrangement and have shared certain equipment and administrative services with the Company since 1994, 1992 and 1986, respectively. Pro-Virus, Proteinix and Pro-Neuron reimburse the Company for their relative share of the services received. In June 1995, the Company entered into a research and development agreement with Proteinix pursuant to which the Company has paid the contractual amount of $950,000 under the agreement. Mr. Wohlstadter is the principal stockholder and Chief Executive Officer of Pro-Virus, Proteinix and Pro-Neuron.

    During November 1995, the Company formed a Joint Venture for the development and commercialization of advanced diagnostic products utilizing a proprietary combination of multi-array technology together with the Company's ORIGEN technology. Products based on these technologies would be used for high throughput, multiparameter analysis for DNA sequencing. clinical chemistry and immunodiagnostics. The joint venture is named Meso Scale Diagnostics, LLC ("MSD"), and was formed together with Meso Scale Technologies, LLC ("MST"), a company based in Maryland. The Company has agreed to provide initial capital contributions to MSD of $5 million over time, in exchange for its ownership interest and to fund the organizational and certain ongoing (non-research) operating expenses of MSD. The Company will also participate in a collaborative research program. MST is a technology-based company established and operated by Jacob Wohlstadter, the son of Samuel J. Wohlstadter, the Chief Executive Officer of the Company. Nadine Wohlstadter, a member of MST, is the spouse of Samuel J. Wohlstadter. Over the forty month period beginning on June 1, 1996, Jacob Wohlstadter will receive an aggregate of approximately $420,000 from his employment at MSD and will receive $115,000 for each year he is employed at MSD thereafter. The Company has agreed to indemnify Jacob Wohlstadter against liability from the joint venture.

    The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors and principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

    Furthermore, the Company adopted in April 1988 a policy on conflicts of interest requiring the Company's directors, officers and Scientific Advisory Board members to provide detailed disclosure of any outside activities or interest that might potentially conflict or appear to conflict with the Company's best interests. The Company also adopted a policy on related party transactions in January 1990 requiring review and approval by the Board of Directors of transactions involving, among others, the Company's management, principal stockholders or parties controlled by them when the value of the transaction equals or exceeds $50,000 or its duration exceeds three months.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

                              IGEN INTERNATIONAL, INC.

                              BY: /S/ SAMUEL J. WOHLSTADTER
                                  ----------------------------
                                  CHIEF EXECUTIVE OFFICER
DATED: JULY 29, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                  TITLE                           DATE

  /s/ SAMUEL J. WOHLSTADTER        Chief Executive Officer       July 29, 1997
------------------------------     (Principal Executive
    Samuel J. Wohlstadter          Officer); Director


    /s/ GEORGE V. MIGAUSKY         Vice President                July 29, 1997
------------------------------     and Chief Financial Officer
      George V. Migausky           (Principal Financing and
                                   Accounting Officer)


    /s/ RICHARD J. MASSEY          President, Chief Operating    July 29, 1997
------------------------------     Officer; Director
      Richard J. Massey


      /s/ EDWARD LURIER            Director                      July 29, 1997
------------------------------
        Edward Lurier


     /s/ WILLIAM O'NEILL           Director                      July 29, 1997
------------------------------
       William O'Neill


     /s/ ROBERT SALSMANS           Director                      July 29, 1997
------------------------------
       Robert Salsmans



By:/s/ SAMUEL J. WOHLSTADTER
   ---------------------------
   Samuel J. Wohlstadter
   Attorney-in-Fact