Form 10-Q
period 1997-06-30
IGEN INTERNATIONAL INC /DE
filed 1997-08-14
CIK 916304

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                        For Quarter Ended June 30, 1997
                         Commission File Number 0-23252

                            IGEN International, Inc.
             (Exact name of registrant as specified in its charter)



                  DELAWARE                                      94-2852543
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                       Identification No.)


                 16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD 20877
             (Address of principal executive offices)    (Zip Code)

                                  301-984-8000
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes /X/    No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                    OUTSTANDING AT JULY 31, 1997
------------------------------------  ---------------------------------

  Common Stock, $0.001 par value                  15,034,517

                            IGEN INTERNATIONAL, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997
                                     INDEX

PART I      FINANCIAL INFORMATION

Item 1:     FINANCIAL STATEMENTS

            Balance Sheets--June 30, 1997 and March 31, 1997                   3

            Statements of Operations--For the three months ended
            June 30, 1997 and 1996                                             4

            Statements of Cash Flows--For the three months ended
            June 30, 1997 and 1996                                             5

            Notes to Financial Statements                                      6

Item 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                                8

PART II     OTHER INFORMATION

Item 6:     EXHIBITS AND REPORTS ON FORM 8-K                                  10

Signatures                                                                    11

                            IGEN INTERNATIONAL, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                             JUNE 30,      MARCH 31,
ASSETS                                                                                         1997          1997
-----------------------------------------------------------------------------------------  -------------  -----------
                                                                                            (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents................................................................    $   4,414     $     790
Short term investments...................................................................        1,059         8,254
Accounts receivable......................................................................        2,152         1,783
Notes receivable.........................................................................          212           417
Inventory................................................................................        1,706         2,075
Prepaid expenses.........................................................................          599           648
Other assets.............................................................................          179           218
                                                                                           -------------  -----------
      Total current assets...............................................................       10,321        14,185
                                                                                           -------------  -----------
EQUIPMENT, FURNITURE, AND IMPROVEMENTS...................................................        7,101         6,950
Accumulated depreciation and amortization................................................       (3,998)       (3,781)
                                                                                           -------------  -----------
  Equipment, furniture, and improvements, net............................................        3,103         3,169
                                                                                           -------------  -----------
OTHER ASSETS.............................................................................          433           440
                                                                                           -------------  -----------
TOTAL....................................................................................    $  13,857     $  17,794
                                                                                           -------------  -----------
                                                                                           -------------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses....................................................    $   4,245     $   4,266
Deferred revenue.........................................................................        4,257         5,393
Obligations under capital leases.........................................................           90            95
                                                                                           -------------  -----------
      Total current liabilities..........................................................        8,592         9,754
                                                                                           -------------  -----------
OBLIGATIONS UNDER CAPITAL LEASES -.......................................................          103           158
NONCURRENT
STOCKHOLDERS' EQUITY:
Common stock: $.001 par value, 50,000,000 shares authorized: 15,025,680 and 14,987,416
  issued and outstanding.................................................................           15            15
Additional paid-in capital...............................................................       65,012        64,876
Accumulated deficit......................................................................      (59,571)      (56,700)
Notes receivable from sale of common stock...............................................         (294)         (309)
                                                                                           -------------  -----------
      Total stockholders' equity.........................................................        5,162         7,882
                                                                                           -------------  -----------
TOTAL....................................................................................    $  13,857     $  17,794
                                                                                           -------------  -----------
                                                                                           -------------  -----------

                       See notes to financial statements.

                            IGEN INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                THREE MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                               --------------------
                                                                                                 1997       1996
                                                                                               ---------  ---------
                                                                                                    (UNAUDITED)
REVENUES:
  Product sales..............................................................................  $   1,764  $   1,883
  Royalty Income.............................................................................      1,264         21
  License and contract revenue...............................................................        395      3,077
                                                                                               ---------  ---------
      Total..................................................................................      3,423      4,981
                                                                                               ---------  ---------
OPERATING COSTS AND EXPENSES:
  Product costs..............................................................................        643        624
  Research and development...................................................................      2,901      3,555
  Marketing, general and administrative......................................................      2,711      2,560
                                                                                               ---------  ---------
      Total..................................................................................      6,255      6,739
                                                                                               ---------  ---------
LOSS FROM OPERATIONS.........................................................................     (2,832)    (1,758)
INTEREST (EXPENSE) INCOME--net...............................................................        (39)       234
                                                                                               ---------  ---------
NET LOSS.....................................................................................  $  (2,871) $  (1,524)
                                                                                               ---------  ---------
                                                                                               ---------  ---------
NET LOSS PER SHARE...........................................................................  $    (.19) $    (.10)
                                                                                               ---------  ---------
                                                                                               ---------  ---------
SHARES USED IN COMPUTING NET LOSS PER SHARE..................................................     15,013     14,924
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                    See notes to financial statements.

                            IGEN International, Inc.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                THREE MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                               --------------------
                                                                                                 1997       1996
                                                                                               ---------  ---------
                                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...................................................................................  $  (2,871) $  (1,524)
  Adjustments to reconcile net income to net cash used in operating activities:
    Interest on notes receivable from sale of common stock...................................                    (2)
    Amortization of deferred compensation....................................................     --             27
    Depreciation and amortization............................................................        217        344
    Deferred revenue.........................................................................     (1,136)    (2,767)
    Add (deduct) items not affecting cash:
    Increase in accounts receivable..........................................................       (369)       (14)
    Decrease in notes receivable.............................................................        205     --
    Decrease (increase) in inventory.........................................................        369       (122)
    Decrease in prepaid expenses.............................................................         49        273
    Decrease (increase) in other current assets..............................................         39     (1,004)
    (Decrease) increase in accounts payable and accrued expenses.............................        (21)        62
    Decrease in other non-current assets.....................................................          7          8
                                                                                               ---------  ---------
      Net cash used in continuing operating activities.......................................     (3,511)    (4,719)
                                                                                               ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for equipment, furniture and improvements.....................................       (151)      (118)
  Sale of short-term investments.............................................................      7,195      2,475
                                                                                               ---------  ---------
      Net cash provided by investing activities..............................................      7,044      2,357
                                                                                               ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes receivable from sale of common stock, net...............................         15         10
  Issuance of common stock--net..............................................................        136        107
  Principal payments under capital lease obligations.........................................        (60)      (119)
                                                                                               ---------  ---------
      Net cash provided by (used in) financing activities....................................         91         (2)
                                                                                               ---------  ---------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................................      3,624     (2,364)
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................................        790      4,001
                                                                                               ---------  ---------
  CASH AND CASH EQUIVALENTS, END OF PERIOD...................................................  $   4,414  $   1,637
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                       See notes to financial statements.
                                         5

                            IGEN INTERNATIONAL, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

    The financial statements of IGEN International, Inc. (the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at June 30, 1997 and the Company's results of operations for the three month periods ended June 30, 1997 and 1996. Interim period results are unaudited and are not necessarily indicative of results of operations or cash flows for a full year period. The balance sheet at March 31, 1997 was derived from audited financial statements at such date.

    Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying financial statements and these notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's most recent annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Cash Equivalents and Short-Term Investments--Cash equivalents include cash in banks, and money market funds, securities of the U.S. Treasury and certificates of deposit with original maturities of three months or less.

    Concentration of Credit Risks--The Company has invested its excess cash generally in securities of the U.S. Treasury, money market funds, certificates of deposit and corporate bonds. The Company invests its excess cash in accordance with a policy objective that seeks to ensure both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investments grade credit ratings and places restrictions on their terms and concentrations by type and issuer.

    Inventory is recorded at the lower of cost or market using the first-in, first-out method and consists of the following (in thousands):

                                                                 JUNE 30, 1997  MARCH 31, 1997
                                                                 -------------  ---------------
Finished goods.................................................    $   1,002       $   1,095
Work in process................................................          578             150
Raw materials..................................................          126             830
                                                                      ------          ------
Total..........................................................    $   1,706       $   2,075
                                                                      ------          ------
                                                                      ------          ------

                            IGEN INTERNATIONAL, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Equipment, Furniture, and Improvements are carried at cost. Depreciation is computed over the estimated useful lives of the assets, generally five years, using accelerated methods.

    Revenue Recognition--Nonrefundable license fees, option fees, and milestone payments in connection with research and development contracts or commercialization agreements with corporate partners are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Amounts received in advance of performance under contracts or commercialization agreements are recorded as deferred revenue until earned. Product sales revenue is recorded as products are shipped.

    Loss Per Share has been computed based on the weighted average number of common shares and common equivalent shares outstanding during each period including common equivalent shares calculated for the stock options and warrants under the treasury stock method for all periods presented. Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," ("EPS") was recently issued by the Financial Accounting Standards Board. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted. SFAS No. 128 requires the company to compute and present a basic and diluted earnings per share. Had the Company computed earnings per share in accordance with SFAS No. 128, the resulting Loss Per Share would not be different than that which has been reported for the periods ended June 30, 1997 and 1996.

                            IGEN INTERNATIONAL, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company devotes substantially all of its resources to the research and development of its proprietary technologies, primarily the ORIGEN-Registered Trademark- technology for clinical diagnostic and life science research products. In addition to product sales and royalties, the Company's sources of revenue have consisted primarily of license or research payments pursuant to licensing or collaborative research agreements. The Company has entered into collaborative arrangements with corporate collaborators that provide for the development and marketing of certain ORIGEN systems. These agreements provide fees and royalties payable to the Company in exchange for licenses to produce and sell the resulting products. In the near term, the Company may selectively pursue additional strategic alliances although, over time, it expects an increasing amount of its revenues to be derived from sales of its products and royalties from corporate collaborations.

    Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section.

RESULTS OF OPERATIONS

THE QUARTER IN REVIEW

    The Company reported a net loss of $2.9 million ($ .19 per share) on revenues of $3.4 million for its first quarter ended June 30, 1997. This compares with a net loss of $1.5 million ($ .10 per share) on revenues of $5 million for the same period last year. Revenue during the first quarter in 1997 reflects a change in the revenue mix as compared to the first quarter in 1996. During the year ended March 31, 1997, a significant portion of the Company's license and contract revenue converted to royalty income based on product sales by corporate partners. Accordingly, during the quarter ended June 30, 1997, fees from licenses and for contract research declined $2.7 million, while revenue from royalty income increased by $1.2 million. The increase in royalty income is directly attributable to royalties generated through the Company's License Agreement with Boehringer Mannheim GmbH. Boehringer Mannheim recently launched its Elecsys series of immunodiagnostic products which are based on the Company's ORIGEN-Registered Trademark- technology.

    The Company and Boehringer Mannheim are currently in dispute concerning the amount of royalties earned by the Company with respect to Boehringer Mannheim's sales of Elecsys products. Based on information provided by Boehringer Mannheim, the Company believes higher royalties are due than Boehringer Mannheim has proposed. The Company has therefore invoked contractual dispute resolution procedures according to the terms of the License Agreement. The parties are currently engaged in discussions to resolve these issues and the parties are discussing the possibility of Boehringer Mannheim buying out its obligation to pay future royalties due under the Agreement. The timing and likely outcome of these discussions cannot be determined at this time.

                            IGEN INTERNATIONAL, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Product cost as a percentage of sales remained relatively constant at 36% in the current quarter compared to 33% in the same prior year quarter. Research and development expenditures decreased to $2.9 million during the first quarter in 1997 compared to $3.6 million during the same quarter in 1996. This decrease was due to external technical collaborations which were completed during the second half of the fiscal year ended March 31, 1997. Sales, marketing and administrative expenses remained relatively constant at $2.7 million in the current quarter when compared to $2.6 million in the comparable quarter a year ago.

    Income (loss) from operations over the next several years is likely to fluctuate substantially from quarter to quarter as a result of differences in the timing of revenues earned under license and product development agreements, and associated product development expenses.

    As of March 31, 1997, the Company had federal net operating loss and general business credit tax carry forwards of approximately $41.9 million and $2.4 million, respectively. The Company's ability to utilize its net operating loss and general business credit tax carry forwards may be subject to an annual limitation in future periods pursuant to the "change in ownership rules" under
Section 382 of the Internal Revenue Service Code of 1986, as amended.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations through the sale of Preferred and Common Stock, aggregating approximately $60 million through June 30, 1997, collaborative research and licensing agreements, royalty payments and sales of its ORIGEN line of products. As of June 30, 1997, the Company had $5.5 million in cash, cash equivalents and short term investments. Working capital excluding current deferred revenue which is classified as a current liability was $6 million at June 30, 1997. Including current deferred revenue, working capital was $1.7 million.

    Net cash used in operating activities was $3.5 million for the three months ended June 30, 1997, as compared to $4.7 million for the corresponding prior year period. This decrease in net cash used was due primarily to changes in deferred revenue recognized in the current quarter. Until the Company earns and recognizes royalty revenue from Boehringer Mannheim which exceeds the $6 million royalty advance made by Boehringer Mannheim in January 1997, the Company will not be entitled to receive any additional cash royalty payments from Boehringer Mannheim.

    The Company used $151,000 and $118,000 of net cash for investing activities, substantially related to the acquisition of laboratory equipment, furniture and leasehold improvements, during the three months ended June 30, 1997 and 1996, respectively.

    Subsequent to June 30, 1997, the Company announced that its corporate partner, Eisai Co., Ltd. had commenced distribution in Japan of the Picolumi immunodiagnostic system which utilizes the proprietary ORIGEN technology developed by IGEN. Eisai is obligated to make its final license fee payment of $2 million to IGEN and has agreed to pay IGEN a non-refundable royalty advance of $2.75 million. Both amounts are scheduled for payment in August, 1997.

                            IGEN INTERNATIONAL, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

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

                           PART II OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        11.1  Statements regarding computation of per share earnings for the three months ended June
              30, 1997 and 1996.

        27.1  Financial Data Schedule

    (b) Reports on Form 8-K

        None

                            IGEN INTERNATIONAL, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                IGEN INTERNATIONAL, INC.
DATE: AUGUST 12, 1997             /s/ George V. Migausky
------------------------------   ---------------------------------------
                                GEORGE  V. MIGAUSKY
                                VICE PRESIDENT OF FINANCE AND
                                CHIEF FINANCIAL OFFICER
                                (ON BEHALF OF THE REGISTRANT
                                AND AS PRINCIPAL FINANCIAL OFFICER)

                            IGEN INTERNATIONAL, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

                                 EXHIBIT INDEX


EXHIBIT NUMBER                  DESCRIPTION                       PAGE
----------------  -----------------------------------------       -----

11.1              Computation of per share data                   13