Form 10-Q
period 1997-09-30
IGEN INTERNATIONAL INC /DE
filed 1997-11-14
CIK 916304

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                        For Quarter Ended September 30, 1997
                         Commission File Number 0-23252

                            IGEN INTERNATIONAL, INC.

               (Exact name of registrant as specified in is charter)

           DELAWARE                                            94-2852543
----------------------------------------                   -------------------
 (State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                            Identification No.)

16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD                           20877
----------------------------------------                   -------------------
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

                               YES X       NO ____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     CLASS                      OUTSTANDING AT OCTOBER 31, 1997
                     -----                      -------------------------------
         Common Stock, $0.001 par value                   15,148,752

                            IGEN INTERNATIONAL, INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX

                                                                                             PAGE
                                                                                          ---------
PART I      FINANCIAL INFORMATION

Item 1:     FINANCIAL STATEMENTS

            Balance Sheets--September 30, 1997 and March 31, 1997......................        3

            Statements of Operations--For the Three and Six Months Ended
            September 30, 1997 and 1996................................................        4

            Statements of Cash Flows--For the Six Months Ended
            September 30, 1997 and 1996................................................        5

            Notes to Financial Statements..............................................        6

Item 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS........................................        8

PART II     OTHER INFORMATION

Item 1:     LEGAL PROCEEDINGS..........................................................       11

Item 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................       12

Item 6:     EXHIBITS AND REPORTS ON FORM 8-K...........................................       12

SIGNATURES.............................................................................       13

                            IGEN INTERNATIONAL, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         SEPTEMBER 30,   MARCH 31,
                                                                                             1997          1997
                                                                                         -------------  -----------
                                                                                          (unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents..............................................................    $     493     $     790
Short term investments.................................................................        6,584         8,254
Accounts receivable....................................................................        1,254         1,783
Notes Receivable.......................................................................          141           417
Inventory..............................................................................        1,711         2,075
Prepaid expenses and other current assets..............................................          814           866
                                                                                         -------------  -----------
  Total current assets.................................................................       10,997        14,185
                                                                                         -------------  -----------
EQUIPMENT, FURNITURE, AND IMPROVEMENTS.................................................        7,156         6,950
Accumulated depreciation and amortization..............................................       (4,286)       (3,781)
                                                                                         -------------  -----------
  Equipment, furniture, and improvements, net..........................................        2,870         3,169
                                                                                         -------------  -----------
OTHER ASSETS...........................................................................          425           440
                                                                                         -------------  -----------
TOTAL..................................................................................    $  14,292     $  17,794
                                                                                         -------------  -----------
                                                                                         -------------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses..................................................    $   5,058     $   4,266
Deferred revenue.......................................................................        5,091         5,393
Obligations under capital leases.......................................................           76            95
                                                                                         -------------  -----------
  Total current liabilities............................................................       10,225         9,754
                                                                                         -------------  -----------
OBLIGATIONS UNDER CAPITAL LEASES-
  NONCURRENT...........................................................................           82           158

STOCKHOLDERS' EQUITY:
Common stock: $.001 par value, 50,000,000 shares authorized:
  15,147,510 and 14,987,416 issued and outstanding:....................................           15            15
Additional paid-in capital.............................................................       65,391        64,876
Accumulated deficit....................................................................      (61,135)      (56,700)
Notes receivable from sale of common stock.............................................         (286)         (309)
                                                                                         -------------  -----------
  Total stockholders' equity...........................................................        3,985         7,882
                                                                                         -------------  -----------
TOTAL..................................................................................    $  14,292     $  17,794
                                                                                         -------------  -----------
                                                                                         -------------  -----------

           See notes to financial statements.

                             IGEN International, Inc.
                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                                             --------------------  --------------------
                                                                               1997       1996       1997       1996
                                                                             ---------  ---------  ---------  ---------
                                                                                 (UNAUDITED)           (UNAUDITED)
REVENUES:
  Product sales............................................................  $   1,005  $   1,450  $   2,769  $   3,333
  License fees and contract revenue........................................      2,150      2,875      2,545      5,952
  Royalty income...........................................................      1,849         25      3,113         46
                                                                             ---------  ---------  ---------  ---------
    Total..................................................................      5,004      4,350      8,427      9,331
                                                                             ---------  ---------  ---------  ---------
OPERATING COSTS AND EXPENSES:
  Product costs............................................................        301        613        944      1,237
  Research and development.................................................      2,703      3,079      5,604      6,634
  Marketing, general and administrative....................................      3,530      2,543      6,241      5,103
                                                                             ---------  ---------  ---------  ---------
    Total..................................................................      6,534      6,235     12,789     12,974
                                                                             ---------  ---------  ---------  ---------
LOSS FROM OPERATIONS.......................................................     (1,530)    (1,885)    (4,362)    (3,643)

INTEREST (EXPENSE) INCOME--net.............................................        (34)       175        (73)       409
                                                                             ---------  ---------  ---------  ---------
NET LOSS...................................................................  $  (1,564) $  (1,710) $  (4,435) $  (3,234)
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------
NET LOSS PER SHARE.........................................................  $   (0.10) $   (0.11) $   (0.29) $   (0.22)
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------
SHARES USED IN COMPUTING NET LOSS PERSHARE.................................     15,107     14,958     15,053     14,941
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

           See notes to financial statements.

                            IGEN International, Inc.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   SIX MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                                 --------------------
                                                                                                   1997       1996
                                                                                                 ---------  ---------
                                                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...................................................................................  $  (4,435) $  (3,234)
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Interest on notes receivable from sale of common stock...................................     --             (3)
    Amortization of deferred compensation....................................................     --             55
    Depreciation and amortization............................................................        505        653
    Deferred revenue.........................................................................       (302)    (5,120)
    Add (deduct) items not affecting cash:
      Decrease in accounts receivable........................................................        529         21
      Decrease in notes receivable...........................................................        276     --
      Decrease (increase) in inventory.......................................................        364       (160)
      (Increase) decrease in prepaid expenses and other assets...............................         67        533
       Increase (decrease) accounts payable and accrued expenses.............................        792       (156)
                                                                                                 ---------  ---------
         Net cash used in operating expenses.................................................     (2,204)    (7,411)
                                                                                                 ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for equipment, furniture and improvements.....................................       (206)      (223)
  Sale of short-term investments.............................................................      1,670      5,619
                                                                                                 ---------  ---------
         Net cash provided by investing activities...........................................      1,464      5,396
                                                                                                 ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes receivable form sale of common stock, net...............................         23         21
  Issuance of common stock -- net............................................................        515        145
  Principal payments under capital lease obligations.........................................        (95)      (238)
                                                                                                 ---------  ---------
         Net cash provided by (used in) financing activities.................................        443        (72)
                                                                                                 ---------  ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS....................................................       (297)    (2,087)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............................................        790      4,001
                                                                                                 ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................................  $     493  $   1,914
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

                       See notes to financial statements.

                            IGEN International, Inc.
                                   Form 10-Q
                     For the Quarter Ended September 30, 1997

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

    The financial statements of IGEN International, Inc. (the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at September 30, 1997 and the Company's results of operations for the three and six month periods ended September 30, 1997 and 1996 respectively. Interim period results are unaudited and are not necessarily indicative of results of operations or cash flows for a full year period. The balance sheet at March 31, 1997 was derived from audited financial statements at such date.

    Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying financial statements and these notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's most recent annual financial statements included in the Company's Annual Report for the fiscal year ended March 31, 1997.

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

    Inventory is recorded at the lower of cost or market using the first-in, first-out method and consists of the following (in thousands):

                                         SEPTEMBER 30, 1997   MARCH 31, 1997
                                         -------------------  ---------------
Finished goods.........................       $     906          $   1,095
Work in process........................             187                150
Raw materials..........................             618                830
                                                 ------             ------
Total..................................       $   1,711          $   2,075
                                                 ------             ------
                                                 ------             ------

                            IGEN International, Inc.
                                   Form 10-Q
                     For the Quarter Ended September 30, 1997

Notes to Financial Statements (continued)

    Equipment, Furniture, and Improvements are carried at cost. Depreciation is computed over the estimated useful lives of the assets, generally five years, using accelerated methods.

    Revenue Recognition--Nonrefundable license fees, option fees, royalty income, and milestone payments in connection with research and development contracts or commercialization agreements with corporate partners are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Amounts received in advance of performance under contracts or commercialization agreements are recorded as deferred revenue until earned. Product sales revenue is recorded as products are shipped.

    Loss Per Share has been computed based on the weighted average number of common shares and common equivalent shares outstanding.

    Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," was recently issued by the Financial Accounting Standards Board. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted. SFAS No. 128 requires the Company to compute and present a basic and fully diluted earnings per share. Had the company computed earnings per share in accordance with SFAS No. 128, the resulting Loss Per Share would not be different than that which has been reported for the periods ended September 30, 1997 and 1996.

3. BOEHRINGER MANNHEIM GMBH LITIGATION

    In 1992, the Company entered into a License and Technology Development Agreement with Boehringer Mannheim GmbH ("BMG"), pursuant to which BMG launched its Elecsys product line, which is based on the Company's ORIGEN technology. For the three and six-month periods ended September 30, 1997, royalties recorded by the Company under the Agreement totaled $1.7million and $2.9 million, respectively. These amounts were charged against deferred revenues represented by a $6 million advance from BMG in January 1997, on which there is a $2.4 million balance at September 30, 1997. As more fully set forth in Part II --Item 1, the Company is involved in litigation with BMG arising out of the Agreement. One of the disputes at issue in the litigation relates to the computation of royalties to which the Company is entitled under the Agreement, which the Company believes have been understated by BMG. It is likely that BMG will dispute the amount of royalties under the contract for this period and future periods.

                          IGEN International, Inc.
                                 Form 10-Q
                     For the Quarter Ended September 30, 1997

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

    Certain statements in this Form 10-Q are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to: the risk factors set forth in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1997, including, without limitation, reliance on collaborations and license patents and proprietary rights, uncertainty of health-care reform measures and third-party reimbursements, the ability to attract and retain qualified personnel, including scientists and consultants to perform research and development work; general economic and business conditions, both nationally and internationally; and the outcome of the pending litigation involving the Company. IGEN disclaims any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

THE QUARTER AND SIX MONTHS IN REVIEW

    The Company reported a net loss of $1.6 million ($.10 per share) on revenue of $5 million for the second quarter ended September 30, 1997 compared to a net loss of $1.7 million ($.11 per share) on revenue of $4.4 million for the same period in the prior year. The net loss for the first six months of fiscal 1998 was $4.4 million ($.29 per share) on revenue of $8.4 million compared to $3.2 million ($.22 per share) on revenue of $9.3million in prior fiscal 1997. Revenues during the six months ending September 30, 1997 reflect a significant change in revenue mix compared to prior years, as the Company's license and contract revenue converted to royalty income based on product sales by corporate licensees. During this period, $5.9 million (70%) of revenue was generated from the sale of products, either directly by IGEN or from royalties on licensees' sales. In the prior year, IGEN revenue related to the sale of products totaled only $3.4 million (36% of total revenue). Accordingly, revenue from license fees and for contract research decreased to $2.5 million for the six months ended September 30, 1997 from $5.9 million in the prior year.

                          IGEN International, Inc.
                                 Form 10-Q
                     For the Quarter Ended September 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

    In 1992, the Company entered into a License and Technology Development Agreement with Boehringer Mannheim GmbH ("BMG"), pursuant to which BMG launched its Elecsys product line, which is based on the Company's ORIGEN technology. For the three and six-month periods ended September 30, 1997, royalties recorded by the Company under the Agreement totaled $1.7million and $2.9 million, respectively. These amounts were charged against deferred revenues represented by a $6 million advance from BMG in January 1997, on which there is a $2.4 million balance at September 30, 1997. As more fully set forth in Part II --Item 1, the Company is involved in litigation with BMG arising out of the Agreement. One of the disputes at issue in the litigation relates to the computation of royalties to which the Company is entitled under the Agreement, which the Company believes have been understated by BMG. It is likely that BMG will dispute the amount of royalties under the contract for this period and future periods.

    Operating costs remained relatively constant totaling $6.5 million and $12.8 million in the current quarter and first six months of fiscal 1998 compared to $6.2 million and $13 million in the same periods last year. Due to expiring external collaborations, research and development expenditures decreased to $2.7 million and $5.6 million in the quarter and first six months of the current year, compared to amounts in the same prior year periods of $3.1 million and $6.6 million, respectively. Marketing and general and administrative costs increased to $3.5 million and $6.2 million during the current year periods from $2.5 million and $5.1 million in the same prior year periods due in part to professional and legal fees associated with the Company's litigation with Boehringer Mannheim.

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

                          IGEN International, Inc.
                                 Form 10-Q
                     For the Quarter Ended September 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations through the sale of Preferred and Common Stock, aggregating approximately $65 million through September 30, 1997, collaborative research and licensing agreements, royalty payments, and sales of its ORIGEN line of products. As of September 30, 1997, the Company had $7.1 million in cash, cash equivalents and short-term investments. Working capital excluding current deferred revenue, which is classified as a current liability, was $5.9 million at September 30, 1997. Including current deferred revenue, working capital was $772,000.

    Net cash used in operating activities was $2.2 million for the six months ended September 30, 1997, as compared to $7.4 million for the corresponding prior year period. This decrease was due primarily to a $4.75 million payment IGEN received during the current quarter from one of its corporate partners, Eisai Co., Ltd. This payment represents Eisai's final license fee payment of $2 million recorded in this period with the balance representing a non-refundable royalty advance on Eisai's future product sales of the Picolumi Immunodiagnostic System, which commenced distribution in Japan during the summer of 1997.

    The Company used $206,000 and $223,000 of net cash for investing activities, substantially related to the acquisition of laboratory equipment, furniture and leasehold improvements, during the six months ended September 30, 1997 and 1996, respectively.

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

                          IGEN International, Inc.
                                 Form 10-Q
                     For the Quarter Ended September 30, 1997

PART II  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

        On September 15, 1997, the Company filed a lawsuit in Maryland against Boehringer Mannheim GmbH ("BMG"), a German company to which the Company has licensed certain rights to develop and commercialize diagnostic products based on the Company's ORIGEN technology. That lawsuit is pending in the Southern Division of the United States District Court for the District of Maryland. The Company's dispute with BMG arises out of a 1992 License and Technology Development Agreement (the "Agreement"), pursuant to which BMG developed and launched its "Elecsys" line of diagnostic products, which is based on ORIGEN technology. The Company alleges that BMG has failed to perform certain material obligations under the Agreement, including development and commercialization of ORIGEN technology according to the contractual timetable; exploitation of the license to the extent contemplated by the parties; phase out of certain non-royalty-bearing product lines; exploitation of ORIGEN technology only within BMG's licensed fields; proper treatment of intellectual property rights regarding ORIGEN technology; maintenance of records essential to the computation of royalties; and proper computation of royalties; and BMG has breached its duty of good faith and fair dealing. In its lawsuit, the Company seeks damages as well as injunctive and declaratory relief, including a judicial determination of its entitlement to terminate the Agreement.

        On September 15, 1997, shortly after the Company filed its lawsuit in Maryland, BMG filed a lawsuit in the United States District Court for the Southern District of Indiana (Indianapolis Division) seeking a declaration that it did not breach the Agreement and a preliminary injunction precluding the Company from terminating the Agreement pending the judicial resolution of the dispute between the parties. In addition, BMG sought and obtained a temporary restraining order that precludes the Company from terminating the Agreement until such time as BMG's motion for preliminary injunction is adjudicated.

        The Company has requested that the Indiana court transfer BMG's action to Maryland or stay the Indiana action pending the outcome of the Company's Maryland lawsuit. Likewise, BMG has requested that the Maryland court dismiss the Company's Maryland action or, alternatively, transfer it to Indiana or stay it pending the outcome of the Indiana action. The Indiana court will not rule on BMG's motion for preliminary injunction until the venue dispute is resolved, and the temporary restraining order will remain in place until that time.

                          IGEN International, Inc.
                                 Form 10-Q
                     For the Quarter Ended September 30, 1997


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Annual Meeting of Shareholders of IGEN International, Inc. was held on October 7, 1997.

         (b) Edward B. Lurier and Robert Salsmans were elected to the Board of Directors at the Annual Meeting. The directors of the Company whose term of office as directors continued after the meeting are Samuel
             J. Wohlstadter, Richard J. Massey and William O'Neill.

         (c) The matters voted upon at the meeting and the voting of shareholders with respect thereto are as follows:

             The election of Edward B. Lurier and Robert Salsmans to the Board of Directors to hold office for a three-year term and until his successor is elected and has qualified, or until such director's earlier death, resignation or removal. The voting results, with approximately 81% of the shares voting, was as follows:

             Lurier:          For:       12,093,184
                          Against:          211,230

             Salsmans:        For:       12,092,884
                          Against:          211,530

    The voting results to approve the selection of Deloitte & Touche LLP as the Company's Auditors is as follows:

                              For:       12,228,593
                          Against:           61,000
                          Abstain:           14,821


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

--Dagger--10.4.1 Supplemental Agreement between Eisai Co., Ltd. and the
                 Company dated July 24, 1997 (with certain confidential information deleted).

            11.1 Statements regarding computation of per share earnings for the three and six months ended September 30, 1997 and 1996.

            27   Financial Data Schedule

               --Dagger--Confidential treatment requested.

    (b) Reports on Form 8-K

        NONE

                               IGEN International, Inc.
                                     Form 10-Q
                       For the Quarter Ended September 30, 1997

                                    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                IGEN INTERNATIONAL, INC.



DATE: NOVEMBER 14, 1997   /s/ George V. Migansky
                         -----------------------------------------
                          GEORGE V. MIGAUSKY
                          VICE PRESIDENT OF FINANCE AND CHIEF FINANCIAL OFFICER
                          (ON BEHALF OF THE REGISTRANT AND AS
                           PRINCIPAL FINANCIAL OFFICER)

                            IGEN International, Inc.
                                    Form 10-Q
                     For the Quarter Ended September 30, 1997

                                  EXHIBIT INDEX

 EXHIBIT NUMBER                     DESCRIPTION
-----------------                   -----------

--Dagger--10.4.1     Supplemental Agreement between Eisai Co., Ltd.
                     and the Company

            11.1     Computation of per share data

            27       Financial Data Schedule

            --Dagger--Confidential treatment requested.