Form 10-Q
period 1997-12-31
IGEN INTERNATIONAL INC /DE
filed 1998-02-13
CIK 916304

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                     For Quarter Ended December 31, 1997

                        Commission File Number 0-23252

                           IGEN International, Inc.
           -------------------------------------------------------
            (Exact name of registrant as specified in is charter)

               DELAWARE                                      94-2852543
-------------------------------------------------------------------------------
    (State or other jurisdiction of                        (IRS Employer
      incorporation or organization)                     Identification No.)

                16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD 20877
           -------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)

                               (301) 984-8000
           -------------------------------------------------------
             (Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  X                NO
                              -----                -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                          Outstanding at January 31, 1998
         -----                          -------------------------------
Common Stock, $0.001 par value                     15,174,135

    IGEN International, Inc. Form 10-Q For the Quarter Ended December 31, 1997

                            IGEN International, Inc.
                                   Form 10-Q
                   For the Quarter Ended December 31, 1997

                                     INDEX

                                                                    PAGE
                                                                    ----
PART I    FINANCIAL INFORMATION

Item 1:   FINANCIAL STATEMENTS

          Balance Sheets -- December 31, 1997 and March 31, 1997      3


          Statements of Operations--For the Three and Nine
          Months Ended December 31, 1997 and 1996                     4

          Statements of Cash Flows--For the Nine Months Ended
          December 31, 1997 and 1996                                  5

          Notes to Financial Statements                               6

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                         8

PART II   OTHER INFORMATION

Item 1:   LEGAL PROCEEDINGS                                          11

Item 2:   CHANGES IN SECURITIES                                      12

Item 6:   EXHIBITS AND REPORTS ON FORM 8-K                           12

SIGNATURES                                                           13


                           IGEN International, Inc.
                                Balance Sheets
                                (In thousands)


                                                                          DECEMBER 31,   MARCH 31,
                                                                              1997          1997
                                                                          ------------  -----------
                                                                           (UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents...............................................   $    3,408    $     790
Short term investments..................................................       23,070        8,254
Accounts receivable.....................................................        1,340        2,200
Inventory...............................................................        1,588        2,075
Prepaid expenses and other current assets...............................        1,062          866
                                                                          ------------  -----------
  Total current assets..................................................       30,468       14,185
                                                                          ------------  -----------

EQUIPMENT, FURNITURE, AND IMPROVEMENTS..................................        7,303        6,950
Accumulated depreciation and amortization...............................       (4,638)      (3,781)
                                                                          ------------  -----------
  Equipment, furniture, and improvements, net...........................        2,665        3,169
                                                                          ------------  -----------

OTHER ASSETS............................................................          411          440
                                                                          ------------  -----------
TOTAL...................................................................   $   33,544    $  17,794
                                                                          ------------  -----------
                                                                          ------------  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses...................................   $    4,706    $   4,266
Deferred revenue........................................................        3,469        5,393
Obligations under capital leases........................................          131           95
                                                                          ------------  -----------

  Total current liabilities.............................................        8,306        9,754
                                                                          ------------  -----------

OBLIGATIONS UNDER CAPITAL LEASES -
  NONCURRENT............................................................                       158

STOCKHOLDERS' EQUITY:
Convertible Preferred Stock, $0.001 par
  value, 10,000,000 shares authorized, issuable in series:
  Series A, 600,000 shares designated, none issued; Series B,
  25,000 shares issued and outstanding..................................            1

Common stock: $.001 par value, 50,000,000 shares
  authorized: 15,147,510 and 14,987,416 issued and outstanding:.........           15           15
Additional paid-in capital..............................................       89,098       64,876
Accumulated deficit.....................................................      (63,591)     (56,700)
Notes receivable from sale of common stock..............................         (285)        (309)
                                                                          ------------  -----------
  Total stockholders' equity............................................       25,238        7,882
                                                                          ------------  -----------
TOTAL...................................................................   $   33,544    $  17,794
                                                                          ------------  -----------
                                                                          ------------  -----------

                      See notes to financial statements.

                           IGEN International, Inc.
                           Statements of Operations
                    (In thousands, except per share data)
                                  (unaudited)

                                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           DECEMBER 31,          DECEMBER 31,
                                                       --------------------  --------------------

                                                         1997       1996       1997       1996
                                                       ---------  ---------  ---------  ---------

REVENUES:
  Product sales......................................  $   1,352  $   1,698  $   4,121  $   5,031
  Royalty income.....................................      2,112         42      5,225         88
  License fees and contract revenue..................        310      2,780      2,855      8,732
                                                       ---------  ---------  ---------  ---------
    Total............................................      3,774      4,520     12,201     13,851
                                                       ---------  ---------  ---------  ---------
OPERATING COSTS AND EXPENSES:
  Product costs......................................        464        731      1,408      1,969
  Research and development...........................      2,888      3,399      8,493     10,033
  Marketing, general and administrative..............      2,950      2,888      8,990      7,991
                                                       ---------  ---------  ---------  ---------
    Total............................................      6,302      7,018     18,891     19,993
                                                       ---------  ---------  ---------  ---------
LOSS FROM OPERATIONS.................................     (2,528)    (2,498)    (6,690)    (6,142)

INTEREST INCOME (EXPENSE)--net.......................         72        261         (1)       671
                                                       ---------  ---------  ---------  ---------
INCOME BEFORE INCOME TAXES...........................     (2,456)    (2,237)    (6,691)    (5,471)

INCOME TAX EXPENSE...................................     --         --            200     --
                                                       ---------  ---------  ---------  ---------
NET LOSS.............................................  $  (2,456) $  (2,237) $  (6,891) $  (5,471)
                                                       ---------  ---------  ---------  ---------
                                                       ---------  ---------  ---------  ---------
BASIC AND FULLY DILUTED NET LOSS PER SHARE...........  $   (0.16) $   (0.15) $   (0.46) $   (0.37)
                                                       ---------  ---------  ---------  ---------
                                                       ---------  ---------  ---------  ---------
SHARES USED IN COMPUTING NET LOSS PER SHARE..........     15,157     14,969     15,082     14,955
                                                       ---------  ---------  ---------  ---------
                                                       ---------  ---------  ---------  ---------

                      See notes to financial statements.

                          IGEN International, Inc.
                          Statements of Cash Flows
                               (In thousands)
                                (unaudited)

                                                                              NINE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                              1997           1996
                                                                          -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss............................................................      $   (6,891)     $  (5,471)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
  Interest on notes receivable from sale of common stock............          --                 (5)
  Amortization of deferred compensation.............................          --                 82
  Depreciation and amortization.....................................             857            896
  Deferred revenue..................................................          (1,924)        (7,436)
  Add (deduct) items not affecting cash:
    Decrease in accounts receivable.................................             860           (179)
    Decrease (increase) in inventory................................             487           (269)
    (Increase) decrease in prepaid expenses and other assets........            (166)           684
    Increase accounts payable and accrued expenses..................             440            147
                                                                             -------      ---------
      Net cash used in operating expenses...........................          (6,337)       (11,551)
                                                                             -------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for equipment, furniture and improvements............            (353)          (555)
  (Purchase) sale of short-term investments.........................         (14,816)         9,128
                                                                             -------      ---------
     Net cash provided by investing activities......................         (15,169)         8,573
                                                                             -------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes receivable from sale of common stock...........              24             33
  Issuance of convertible preferred stock, net......................          23,625
  Issuance of common stock..........................................             597            163
  Principal payments under capital lease obligations................            (122)          (229)
                                                                             -------      ---------
    Net cash provided by (used in) financing activities.............          24,124            (33)
                                                                             -------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................           2,618         (3,011)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......................             790          4,001
                                                                             -------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD............................      $    3,408      $     990
                                                                             -------      ---------
                                                                             -------      ---------

                      See notes to financial statements.

                            IGEN International, Inc.
                                   Form 10-Q
                     For the Quarter Ended December 31, 1997

Notes to Financial Statements (unaudited)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

    The financial statements of IGEN International, Inc. (the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at December 31, 1997 and the Company's results of operations for the three and nine month periods ended December 31, 1997 and 1996 respectively. Interim period results are unaudited and are not necessarily indicative of results of operations or cash flows for a full year period. The balance sheet at March 31, 1997 was derived from audited financial statements at such date.

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

    Inventory is recorded at the lower of cost or market using the first-in, first-out method and consists of the following (in thousands):

                                             DECEMBER 31, 1997  MARCH 31, 1997
                                             -----------------  ---------------

  Finished goods...........................      $     913         $   1,095
  Work in process..........................            144               150
  Raw materials............................            531               830
                                                    ------            ------
  Total....................................      $   1,588         $   2,075
                                                    ------            ------
                                                    ------            ------

                            IGEN International, Inc.
                                   Form 10-Q
                     For the Quarter Ended December 31, 1997

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

3. BOEHRINGER MANNHEIM GMBH LITIGATION

    In 1992, the Company entered into a License and Technology Development Agreement with Boehringer Mannheim GmbH ("BMG"), pursuant to which BMG launched its Elecsys product line, which is based on the Company's ORIGEN technology. As more fully set forth in Part II -- Item 1, the Company is involved in litigation with BMG arising out of the Agreement. One of the disputes at issue in the litigation relates to the computation of royalties to which the Company is entitled under the Agreement, which the Company believes have been understated by BMG. For the three and nine-month periods ended December 31, 1997, royalties recorded by the Company under the Agreement totaled $2.1 million and $5.0 million, respectively. These amounts were charged against deferred revenues represented by a $6 million advance, secured by future royalties, from BMG in January 1997. It is likely that BMG will dispute the amount of royalties earned under the contract through December 31, 1997.

4. PREFERRED STOCK FINANCING

    In December 1997, the Company completed a $25 million convertible preferred stock financing. This financing included several of the Company's current investors, as well as new investor groups.

                            IGEN International, Inc.
                                   Form 10-Q
                     For the Quarter Ended December 31, 1997

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    The Company devotes substantially all of its resources to the research, development and marketing of its proprietary technologies and products, primarily the ORIGEN technology for clinical diagnostic and life science research products. The Company's sources of revenue have consisted primarily of license or research payments pursuant to licensing or collaborative research agreements, product sales and from royalties on sales of products by the Company's licensees. The Company has entered into collaborative arrangements with corporate collaborators that provide for the development and marketing of certain ORIGEN systems. These agreements provide fees and royalties payable to the Company in exchange for licenses to produce and sell the resulting products. While the Company may selectively pursue additional strategic alliances, it expects an increasing amount of its revenues to be derived from sales of its products and royalties from corporate collaborations.

    Certain statements in this Form 10-Q are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to: the risk factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, including, without limitation, reliance on collaborations and license patents and proprietary rights, uncertainty of health-care reform measures and third-party reimbursements, the ability to attract and retain qualified personnel, including scientists and consultants to perform research and development work; general economic and business conditions, both national and international; and the outcome of the pending litigation involving the Company. IGEN disclaims any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

THE QUARTER AND NINE MONTHS IN REVIEW

The Company reported a net loss of $2.5 million ($.16 per share) on revenue of $3.8 million for the third quarter ended December 31, 1997 compared to a net loss of $2.2 million ($.15 per share) on revenue of $4.5 million for the same period in the prior year. The net loss for the first nine months of fiscal 1998 was $6.9 million ($.46 per share) on revenue of $12.2 million compared to $5.5 million ($.37 per share) on revenue of $13.9 million in the same period for fiscal 1997. Revenues during the quarter and for the nine months ended December 31, 1997 reflect a significant change in revenue mix compared to prior year periods, as the Company's license and contract revenue has converted to royalty income based on product sales by corporate licensees. During the nine month period through December 31, 1997, $9.3 million (77%) of revenue was generated from the sale of products, either directly by IGEN or from royalties on licensees' sales. In the prior year, IGEN revenue related to the sale of products totaled $5.1 million (37% of total revenue). Accordingly, revenue from license fees and for contract research decreased to $2.9 million for the nine months ended December 31, 1997 from $8.7 million in the prior year.

                            IGEN International, Inc.
                                   Form 10-Q
                     For the Quarter Ended December 31, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    In 1992, the Company entered into a License and Technology Development Agreement with Boehringer Mannheim GmbH ("BMG"), pursuant to which BMG launched its Elecsys product line, which is based on the Company's ORIGEN technology. As more fully set forth in Part II -- Item 1, the Company is involved in litigation with BMG arising out of the Agreement. One of the disputes at issue in the litigation relates to the computation of royalties to which the Company is entitled under the Agreement, which the Company believes have been understated by BMG. For the three and nine-month periods ended December 31, 1997, royalties recorded by the Company under the Agreement totaled $2.1 million and $5.0 million, respectively. These amounts were charged against deferred revenues represented by a $6 million advance, secured by future royalties, from BMG in January 1997. It is likely that BMG will dispute the amount of royalties earned under the contract through December 31, 1997.

    Operating costs decreased to $6.3 million and $18.9 million in the current quarter and first nine months of fiscal 1998 compared to $7 million and $20 million in the same periods last year. Due to expiring external collaborations, research and development expenditures decreased to $2.9 million and $8.5 million in the quarter and first nine months of the current year, compared to amounts in the same prior year periods of $3.4 million and $10 million, respectively. Marketing, general and administrative costs remained constant at $2.9 million during the current and prior years' quarter. These costs increased to $9 million for the nine months ended December 31, 1997 from $8 million in the same prior year period due in part to professional and legal fees associated with the Company's litigation with BMG.

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

                            IGEN International, Inc.
                                   Form 10-Q
                     For the Quarter Ended December 31, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations through the sale of Preferred and Common Stock, aggregating approximately $90 million through December 31, 1997, collaborative research and licensing agreements, royalty payments, and sales of its ORIGEN line of products. In December 1997, the Company completed a $25 million convertible preferred stock financing. This financing included several of the Company's current investors, as well as new investor groups. As of December 31, 1997, the Company had $26.5 million in cash, cash equivalents and short-term investments. Working capital excluding current deferred revenue, which is classified as a current liability, was $25.6 million at December 31, 1997. Including current deferred revenue, working capital was $22.2 million.

    Net cash used in operating activities was $6.3 million for the nine months ended December 31, 1997, as compared to $11.6 million for the corresponding prior year period. This decrease in use of cash was due primarily to a $4.75 million payment IGEN received during the current period from one of its corporate licensees, Eisai Co., Ltd. This payment consisted of Eisai's final license fee payment of $2 million recorded as revenue in this period and the balance representing a non-refundable royalty advance on Eisai's future product sales of the Picolumi Immunodiagnostic System, which commenced distribution in Japan during the summer of 1997.

    The Company used $353,000 and $555,000 of net cash for investing activities, substantially related to the acquisition of laboratory equipment, furniture and leasehold improvements, during the nine months ended December 31, 1997 and 1996, respectively.

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

                            IGEN International, Inc.
                                   Form 10-Q
                     For the Quarter Ended December 31, 1997

PART II   OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

          On September 15, 1997, the Company filed a lawsuit in Maryland against Boehringer Mannheim GmbH ("BMG"), a German company to which the Company has licensed certain rights to develop and commercialize diagnostic products based on the Company's ORIGEN technology. That lawsuit is pending in the Southern Division of the United States District Court for the District of Maryland. The Company's dispute with BMG arises out of a 1992 License and Technology Development Agreement (the "Agreement"), pursuant to which BMG developed and launched its "Elecsys" line of diagnostic products, which is based on ORIGEN technology. The Company alleges that BMG has failed to perform certain material obligations under the Agreement, including development and commercialization of ORIGEN technology according to the contractual timetable; exploitation of the license to the extent contemplated by the parties; phase out of certain non-royalty-bearing product lines; exploitation of ORIGEN technology only within BMG's licensed fields; proper treatment of intellectual property rights regarding ORIGEN technology; maintenance of records essential to the computation of royalties; and proper computation of royalties. In its lawsuit, the Company seeks damages as well as injunctive and declaratory relief, including a judicial determination of its entitlement to terminate the Agreement.

          On September 15, 1997, shortly after the Company filed its lawsuit in Maryland, BMG filed a lawsuit in the United States District Court for the Southern District of Indiana (Indianapolis Division) seeking a declaration that it did not breach the Agreement and a preliminary injunction precluding the Company from terminating the Agreement pending the judicial resolution of the dispute between the parties. In addition, BMG sought and obtained a temporary restraining order that precludes the Company from terminating the Agreement; IGEN has agreed to the continuation of the temporary restraining order until BMG's motion for preliminary injunction can be adjudicated. On January 26, 1998, the United States District Court for the District of Maryland ruled that the litigation between the Company and BMG will go forward in Maryland. (The Company expects that BMG's Indiana action will be dismissed or consolidated with the Maryland action.)

          In December 1997, IGEN International K.K., a Japanese subsidiary of the Company, filed a lawsuit in Tokyo District Court against Hitachi Ltd. ("Hitachi"). This lawsuit seeks to enjoin Hitachi from manufacturing, using or selling the Elecsys 2010 immunoassay instrument in Japan. The lawsuit also seeks to enjoin Hitachi from infringing the subsidiary's license registration, known in Japan as a "senyo-jisshi-ken," in connection with the development of the Mosys instrument. Hitachi is the sole manufacturer for Boehringer Mannheim of the Elecsys 2010 immunoassay instrument. Boehringer Mannheim sells the Elecsys 2010 worldwide to hospitals and clinical reference laboratories. Hitachi is also developing for Boehringer Mannheim the Mosys instrument. The Company's Japanese subsidiary alleges that both the Elecsys 2010 and the Mosys are based on ORIGEN technology. The Company's ORIGEN technology is licensed to its Japanese subsidiary and to Eisai K.K. pursuant to a "senyo-jisshi-ken." The Company's Japanese subsidiary further alleges that Hitachi's manufacturing and selling of the Elecsys 2010 and the development of Mosys violate the "senyo-jisshi-ken." The lawsuit requests injunctive relief against Hitachi and destruction of the Elecsys 2010 and Mosys instruments in Hitachi's possession.

                            IGEN International, Inc.
                                   Form 10-Q
                     For the Quarter Ended December 31, 1997


ITEM 2: CHANGES IN SECURITIES

          On December 19, 1997, the Company sold 25,000 shares of Series B Convertible Preferred Stock with a par value of $0.001 per share for $1,000 per share to several of the Company's current investors, as well as new investor groups. This private financing, which raised $25 million, was arranged by Credit Suissse First Boston Corporation who received $1,250,000, or 5% of the proceeds, as its commission for coordinating the transaction. Exemption from registration was claimed under Regulation D and Section 4(2) of the Securities Act of 1933. The private placement was made to fewer than 35 accredited investors. Shares of Series B Convertible Preferred Stock (the "Preferred Shares") are non-redeemable and convertible, based on their stated value, into shares of common stock of the Company (the "Common Shares") at a rate of $13.96 per Common Share (as adjusted for stock splits, stock dividends and similar transactions, the "Conversion Price") at the option of the holder on and after the ninetieth day following the closing of the private placement of the Preferred Shares. In addition, the Company may elect to pay the dividend of 7.75% (annually compounded) of the stated value of the Preferred Shares in cash or in Common Shares based on a dividend conversion rate equal to the Conversion Price. If the Company elected to pay all possible dividends on the Preferred Shares in Common Shares, it would have to issue 810,172 Common Shares. On the fifth anniversary of the closing of the private placement, the Company may, at its option either redeem the Preferred Shares in cash for their stated value plus accrued dividends or convert the Preferred Shares into Common Shares at a rate equal to the Conversion Price.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits

              11.1 Statements regarding computation of per share earnings for the three and nine months ended December 31, 1997 and 1996.

              27    Financial Data Schedule

          (b) Reports on Form 8-K:

              On December 24, 1997, the Company filed a Form 8-K announcing completion of a $25 million convertible preferred stock financing.

                            IGEN International, Inc.
                                   Form 10-Q
                     For the Quarter Ended December 31, 1997

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                IGEN INTERNATIONAL, INC.


Date: February 13, 1998                  /s/ George V. Migausky
                                ---------------------------------------------
                                George V. Migausky
                                Vice President of Finance and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

                            IGEN International, Inc.
                                   Form 10-Q
                     For the Quarter Ended December 31, 1997

                                 EXHIBIT INDEX

EXHIBIT NUMBER                    DESCRIPTION
--------------                    -----------
    11.1                 Computation of per share data

    27                   Financial Data Schedule