Form 10-Q/A
period 1997-06-30
IGEN INTERNATIONAL INC /DE
filed 1998-04-13
CIK 916304

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q/A

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

                            IGEN INTERNATIONAL, INC.
                                  FORM 10-Q/A
                      FOR THE QUARTER ENDED JUNE 30, 1997
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

                            IGEN INTERNATIONAL, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                             JUNE 30,      MARCH 31,
ASSETS                                                                                         1997          1997
-----------------------------------------------------------------------------------------  -------------  -----------
                                                                                            (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents................................................................    $   4,414     $     790
Short term investments...................................................................        1,059         8,254
Accounts receivable......................................................................        2,152         1,783
Notes receivable.........................................................................          212           417
Inventory................................................................................        1,706         2,075
Prepaid expenses.........................................................................          599           648
Other assets.............................................................................          179           218
                                                                                           -------------  -----------
      Total current assets...............................................................       10,321        14,185
                                                                                           -------------  -----------
EQUIPMENT, FURNITURE, AND IMPROVEMENTS...................................................        7,101         6,950
Accumulated depreciation and amortization................................................       (3,998)       (3,781)
                                                                                           -------------  -----------
  Equipment, furniture, and improvements, net............................................        3,103         3,169
                                                                                           -------------  -----------
OTHER ASSETS.............................................................................          433           440
                                                                                           -------------  -----------
TOTAL....................................................................................    $  13,857     $  17,794
                                                                                           -------------  -----------
                                                                                           -------------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses....................................................    $   4,245     $   4,266
Deferred revenue.........................................................................        5,057         5,393
Obligations under capital leases.........................................................           90            95
                                                                                           -------------  -----------
      Total current liabilities..........................................................        9,392         9,754
                                                                                           -------------  -----------
OBLIGATIONS UNDER CAPITAL LEASES -.......................................................          103           158
NONCURRENT
STOCKHOLDERS' EQUITY:
Common stock: $.001 par value, 50,000,000 shares authorized: 15,025,680 and 14,987,416
  issued and outstanding.................................................................           15            15
Additional paid-in capital...............................................................       65,012        64,876
Accumulated deficit......................................................................      (60,371)      (56,700)
Notes receivable from sale of common stock...............................................         (294)         (309)
                                                                                           -------------  -----------
      Total stockholders' equity.........................................................        4,362         7,882
                                                                                           -------------  -----------
TOTAL....................................................................................    $  13,857     $  17,794
                                                                                           -------------  -----------
                                                                                           -------------  -----------

                       See notes to financial statements.

                            IGEN INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                THREE MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                               --------------------
                                                                                                 1997       1996
                                                                                               ---------  ---------
                                                                                                    (UNAUDITED)
REVENUES:
  Product sales..............................................................................  $   1,764  $   1,883
  Royalty Income.............................................................................        464         21
  License and contract revenue...............................................................        395      3,077
                                                                                               ---------  ---------
      Total..................................................................................      2,623      4,981
                                                                                               ---------  ---------
OPERATING COSTS AND EXPENSES:
  Product costs..............................................................................        643        624
  Research and development...................................................................      2,901      3,555
  Marketing, general and administrative......................................................      2,711      2,560
                                                                                               ---------  ---------
      Total..................................................................................      6,255      6,739
                                                                                               ---------  ---------
LOSS FROM OPERATIONS.........................................................................     (3,632)    (1,758)
INTEREST (EXPENSE) INCOME--net...............................................................        (39)       234
                                                                                               ---------  ---------
NET LOSS.....................................................................................  $  (3,671) $  (1,524)
                                                                                               ---------  ---------
                                                                                               ---------  ---------
NET LOSS PER SHARE...........................................................................  $    (.24) $    (.10)
                                                                                               ---------  ---------
                                                                                               ---------  ---------
SHARES USED IN COMPUTING NET LOSS PER SHARE..................................................     15,013     14,924
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                    See notes to financial statements.

                            IGEN International, Inc.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                THREE MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                               --------------------
                                                                                                 1997       1996
                                                                                               ---------  ---------
                                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...................................................................................  $  (3,671) $  (1,524)
  Adjustments to reconcile net income to net cash used in operating activities:
    Interest on notes receivable from sale of common stock...................................                    (2)
    Amortization of deferred compensation....................................................     --             27
    Depreciation and amortization............................................................        217        344
    Deferred revenue.........................................................................       (336)    (2,767)
    Add (deduct) items not affecting cash:
    Increase in accounts receivable..........................................................       (369)       (14)
    Decrease in notes receivable.............................................................        205     --
    Decrease (increase) in inventory.........................................................        369       (122)
    Decrease in prepaid expenses.............................................................         49        273
    Decrease (increase) in other current assets..............................................         39     (1,004)
    (Decrease) increase in accounts payable and accrued expenses.............................        (21)        62
    Decrease in other non-current assets.....................................................          7          8
                                                                                               ---------  ---------
      Net cash used in continuing operating activities.......................................     (3,511)    (4,719)
                                                                                               ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for equipment, furniture and improvements.....................................       (151)      (118)
  Sale of short-term investments.............................................................      7,195      2,475
                                                                                               ---------  ---------
      Net cash provided by investing activities..............................................      7,044      2,357
                                                                                               ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes receivable from sale of common stock, net...............................         15         10
  Issuance of common stock--net..............................................................        136        107
  Principal payments under capital lease obligations.........................................        (60)      (119)
                                                                                               ---------  ---------
      Net cash provided by (used in) financing activities....................................         91         (2)
                                                                                               ---------  ---------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................................      3,624     (2,364)
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................................        790      4,001
                                                                                               ---------  ---------
  CASH AND CASH EQUIVALENTS, END OF PERIOD...................................................  $   4,414  $   1,637
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                       See notes to financial statements.
                                         5

                            IGEN INTERNATIONAL, INC.

                                   FORM 10-Q/A
                      FOR THE QUARTER ENDED JUNE 30, 1997

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

                            IGEN INTERNATIONAL, INC.

                                  FORM 10-Q/A
                      FOR THE QUARTER ENDED JUNE 30, 1997

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

3. Restatement

   Subsequent to the issuance of the June 30, 1997 financial statements, the Company restated royalty income and deferred revenue to defer recognition of amounts in dispute with Boehringer Mannheim. Due to the restatement, royalty income decreased by $800,000 from $1.2 million to $421,000. Restated Loss Per Share of $0.24 compares to Loss Per Share of $0.19 as previously reported for the quarter ended June 30, 1997.

                            IGEN INTERNATIONAL, INC.

                                  FORM 10-Q/A
                      FOR THE QUARTER ENDED JUNE 30, 1997

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

RESULTS OF OPERATIONS

THE QUARTER IN REVIEW

    The Company reported a net loss of $3.7 million ($ .24 per share) on revenues of $2.6 million for its first quarter ended June 30, 1997. This compares with a net loss of $1.5 million ($ .10 per share) on revenues of $5 million for the same period last year. Revenue during the first quarter in 1997 reflects a change in the revenue mix as compared to the first quarter in 1996. During the year ended March 31, 1997, a significant portion of the Company's license and contract revenue converted to royalty income based on product sales by corporate partners. Accordingly, during the quarter ended June 30, 1997, fees from licenses and for contract research declined $2.7 million, while revenue from royalty income increased by $443,000. The increase in royalty income is directly attributable to royalties generated through the Company's License Agreement with Boehringer Mannheim GmbH. The amount recorded as royalty income during the first quarter ended June 30, 1997 has been reduced by $272,000 representing the revision of a calculation made by the Company for royalty income recorded during the quarter ended March 31, 1997. Boehringer Mannheim recently launched its Elecsys series of immunodiagnostic products which are based on the Company's ORIGEN-Registered Trademark- technology.

    The Company and Boehringer Mannheim are currently in dispute concerning the amount of royalties earned by the Company with respect to Boehringer Mannheim's sales of Elecsys products. Based on information provided by Boehringer Mannheim, the Company believes higher royalties are due than Boehringer Mannheim has proposed. The Company has therefore invoked contractual dispute resolution procedures according to the terms of the License Agreement. The parties are currently engaged in discussions to resolve these issues and the parties are discussing the possibility of Boehringer Mannheim buying out its obligation to pay future royalties due under the Agreement. The timing and likely outcome of these discussions cannot be determined at this time. For the quarter ended June 30, 1997 the Company calculates that cumulative disputed royalties due from Boehring Mannheim which have not been recorded in the financial statements are $800,000.

                            IGEN INTERNATIONAL, INC.

                                  FORM 10-Q/A
                      FOR THE QUARTER ENDED JUNE 30, 1997

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations through the sale of Preferred and Common Stock, aggregating approximately $60 million through June 30, 1997, collaborative research and licensing agreements, royalty payments and sales of its ORIGEN line of products. As of June 30, 1997, the Company had $5.5 million in cash, cash equivalents and short term investments. Working capital excluding current deferred revenue which is classified as a current liability was $6 million at June 30, 1997. Including current deferred revenue, working capital was $929,000.

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

                            IGEN INTERNATIONAL, INC.

                                  FORM 10-Q/A
                      FOR THE QUARTER ENDED JUNE 30, 1997

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

        27.1  Financial Data Schedule

    (b) Reports on Form 8-K

        None

                            IGEN INTERNATIONAL, INC.

                                  FORM 10-Q/A
                      FOR THE QUARTER ENDED JUNE 30, 1997

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                IGEN INTERNATIONAL, INC.
DATE: April 13, 1998              /s/ George V. Migausky
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

                                   FORM 10-Q/A
                      FOR THE QUARTER ENDED JUNE 30, 1997

                                 EXHIBIT INDEX


EXHIBIT NUMBER                  DESCRIPTION                       PAGE
----------------  -----------------------------------------       -----

11.1              Computation of per share data                   13