Form 10-Q/A
period 1997-09-30
IGEN INTERNATIONAL INC /DE
filed 1998-04-13
CIK 916304

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

                                     INDEX

                                                                                             PAGE
                                                                                          ---------
PART I      FINANCIAL INFORMATION

Item 1:     FINANCIAL STATEMENTS

            Balance Sheets--September 30, 1997 and March 31, 1997......................        3

            Statements of Operations--For the Three and Six Months Ended
            September 30, 1997 and 1996................................................        4

            Statements of Cash Flows--For the Six Months Ended
            September 30, 1997 and 1996................................................        5

            Notes to Financial Statements..............................................        6

Item 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS........................................        8

PART II     OTHER INFORMATION

Item 1:     LEGAL PROCEEDINGS..........................................................       11

Item 6:     EXHIBITS AND REPORTS ON FORM 8-K...........................................       12

SIGNATURES.............................................................................       13

                                       2

                            IGEN INTERNATIONAL, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         SEPTEMBER 30,   MARCH 31,
                                                                                             1997          1997
                                                                                         -------------  -----------
                                                                                          (unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents..............................................................    $     493     $     790
Short term investments.................................................................        6,584         8,254
Accounts receivable....................................................................        1,254         1,783
Notes Receivable.......................................................................          141           417
Inventory..............................................................................        1,711         2,075
Prepaid expenses and other current assets..............................................          814           866
                                                                                         -------------  -----------
  Total current assets.................................................................       10,997        14,185
                                                                                         -------------  -----------
EQUIPMENT, FURNITURE, AND IMPROVEMENTS.................................................        7,156         6,950
Accumulated depreciation and amortization..............................................       (4,286)       (3,781)
                                                                                         -------------  -----------
  Equipment, furniture, and improvements, net..........................................        2,870         3,169
                                                                                         -------------  -----------
OTHER ASSETS...........................................................................          425           440
                                                                                         -------------  -----------
TOTAL..................................................................................    $  14,292     $  17,794
                                                                                         -------------  -----------
                                                                                         -------------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses..................................................    $   5,058     $   4,266
Deferred revenue.......................................................................        6,613         5,393
Obligations under capital leases.......................................................           76            95
                                                                                         -------------  -----------
  Total current liabilities............................................................       11,747         9,754
                                                                                         -------------  -----------
OBLIGATIONS UNDER CAPITAL LEASES-
  NONCURRENT...........................................................................           82           158

STOCKHOLDERS' EQUITY:
Common stock: $.001 par value, 50,000,000 shares authorized:
  15,147,510 and 14,987,416 issued and outstanding:....................................           15            15
Additional paid-in capital.............................................................       65,391        64,876
Accumulated deficit....................................................................      (62,657)      (56,700)
Notes receivable from sale of common stock.............................................         (286)         (309)
                                                                                         -------------  -----------
  Total stockholders' equity...........................................................        2,463         7,882
                                                                                         -------------  -----------
TOTAL..................................................................................    $  14,292     $  17,794
                                                                                         -------------  -----------
                                                                                         -------------  -----------

           See notes to financial statements.

                             IGEN International, Inc.
                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                                             --------------------  --------------------
                                                                               1997       1996       1997       1996
                                                                             ---------  ---------  ---------  ---------
                                                                                 (UNAUDITED)           (UNAUDITED)
REVENUES:
  Product sales............................................................  $   1,005  $   1,450  $   2,769  $   3,333
  License fees and contract revenue........................................      2,150      2,875      2,545      5,952
  Royalty income...........................................................      1,127         25      1,591         46
                                                                             ---------  ---------  ---------  ---------
    Total..................................................................      4,282      4,350      6,905      9,331
                                                                             ---------  ---------  ---------  ---------
OPERATING COSTS AND EXPENSES:
  Product costs............................................................        301        613        944      1,237
  Research and development.................................................      2,703      3,079      5,604      6,634
  Marketing, general and administrative....................................      3,530      2,543      6,241      5,103
                                                                             ---------  ---------  ---------  ---------
    Total..................................................................      6,534      6,235     12,789     12,974
                                                                             ---------  ---------  ---------  ---------
LOSS FROM OPERATIONS.......................................................     (2,252)    (1,885)    (5,884)    (3,643)

INTEREST (EXPENSE) INCOME--net.............................................        (34)       175        (73)       409
                                                                             ---------  ---------  ---------  ---------
NET LOSS...................................................................  $  (2,286) $  (1,710) $  (5,957) $  (3,234)
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------
NET LOSS PER SHARE.........................................................  $   (0.15) $   (0.11) $   (0.40) $   (0.22)
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------
SHARES USED IN COMPUTING NET LOSS PERSHARE.................................     15,107     14,958     15,053     14,941
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

           See notes to financial statements.

                            IGEN International, Inc.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   SIX MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                                 --------------------
                                                                                                   1997       1996
                                                                                                 ---------  ---------
                                                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...................................................................................  $  (5,957) $  (3,234)
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Interest on notes receivable from sale of common stock...................................     --             (3)
    Amortization of deferred compensation....................................................     --             55
    Depreciation and amortization............................................................        505        653
    Deferred revenue.........................................................................      1,220     (5,120)
    Add (deduct) items not affecting cash:
      Decrease in accounts receivable........................................................        529         21
      Decrease in notes receivable...........................................................        276     --
      Decrease (increase) in inventory.......................................................        364       (160)
      (Increase) decrease in prepaid expenses and other assets...............................         67        533
       Increase (decrease) accounts payable and accrued expenses.............................        792       (156)
                                                                                                 ---------  ---------
         Net cash used in operating expenses.................................................     (2,204)    (7,411)
                                                                                                 ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for equipment, furniture and improvements.....................................       (206)      (223)
  Sale of short-term investments.............................................................      1,670      5,619
                                                                                                 ---------  ---------
         Net cash provided by investing activities...........................................      1,464      5,396
                                                                                                 ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes receivable form sale of common stock, net...............................         23         21
  Issuance of common stock -- net............................................................        515        145
  Principal payments under capital lease obligations.........................................        (95)      (238)
                                                                                                 ---------  ---------
         Net cash provided by (used in) financing activities.................................        443        (72)
                                                                                                 ---------  ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS....................................................       (297)    (2,087)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............................................        790      4,001
                                                                                                 ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................................  $     493  $   1,914
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

                       See notes to financial statements.

                            IGEN International, Inc.
                                  Form 10-Q/A
                     For the Quarter Ended September 30, 1997

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

                            IGEN International, Inc.
                                  Form 10-Q/A
                     For the Quarter Ended September 30, 1997

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

3. BOEHRINGER MANNHEIM GMBH LITIGATION

    In 1992, the Company entered into a License and Technology Development Agreement with Boehringer Mannheim GmbH ("BMG"), pursuant to which BMG launched its Elecsys product line, which is based on the Company's ORIGEN technology. For the three and six-month periods ended September 30, 1997, royalties reported by BMG and recorded by the Company under the Agreement totaled $1.0 million and $1.4 million, respectively. These amounts were charged against deferred revenues represented by a $6 million advance from BMG in January 1997, on which there is a $3.9 million balance at September 30, 1997. As more fully set forth in Part II --Item 1, the Company is involved in litigation with BMG arising out of the Agreement. One of the disputes at issue in the litigation relates to the computation of royalties to which the Company is entitled under the Agreement, which the Company believes have been understated by BMG. For the three and six months ended September 30, 1997 the Company calculates that royalties due from BMG which have not been recorded in the financial statements are $722,000 and $1.5 million, respectively.

4. RESTATEMENT

    Subsequent to the issuance of the September 30, 1997 financial statements, the Company restated royalty income and deferred revenue to defer recognition of amounts in dispute with Boehringer Mannheim. Due to the restatement, royalty income decreased by $722,000 and $1.5 milllion for the three and six months ended September 30, 1997. Restated Loss Per Share of $0.15 and $0.40 for the three and six months ended September 30, 1997 compares to Loss Per Share of $0.10 and $0.29 as previously reported.

                          IGEN International, Inc.
                                Form 10-Q/A
                     For the Quarter Ended September 30, 1997

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

RESULTS OF OPERATIONS

THE QUARTER AND SIX MONTHS IN REVIEW

    The Company reported a net loss of $2.3 million ($.15 per share) on revenue of $4.3 million for the second quarter ended September 30, 1997 compared to a net loss of $1.7 million ($.11 per share) on revenue of $4.4 million for the same period in the prior year. The net loss for the first six months of fiscal 1998 was $6 million ($.40 per share) on revenue of $6.9 million compared to $3.2 million ($.22 per share) on revenue of $9.3million in prior fiscal 1997. Revenues during the six months ending September 30, 1997 reflect a significant change in revenue mix compared to prior years, as the Company's license and contract revenue converted to royalty income based on product sales by corporate licensees. During this period, $4.4 million (63%) of revenue was generated from the sale of products, either directly by IGEN or from royalties on licensees' sales. In the prior year, IGEN revenue related to the sale of products totaled only $3.4 million (36% of total revenue). Accordingly, revenue from license fees and for contract research decreased to $2.5 million for the six months ended September 30, 1997 from $5.9 million in the prior year.

                          IGEN International, Inc.
                                Form 10-Q/A
                     For the Quarter Ended September 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

    In 1992, the Company entered into a License and Technology Development Agreement with Boehringer Mannheim GmbH ("BMG"), pursuant to which BMG launched its Elecsys product line, which is based on the Company's ORIGEN technology. For the three and six-month periods ended September 30, 1997, royalties reported by BMG and recorded by the Company under the Agreement totaled $1 million and $1.4 million, respectively. These amounts were charged against deferred revenues represented by a $6 million advance from BMG in January 1997, on which there is a $3.9 million balance at September 30, 1997. As more fully set forth in Part II --Item 1, the Company is involved in litigation with BMG arising out of the Agreement. One of the disputes at issue in the litigation relates to the computation of royalties to which the Company is entitled under the Agreement, which the Company believes have been understated by BMG. For the three and six months ended September 30, 1997 the Company calculates that royalties due from BMG which have not been recorded in the financial statements are $722,000 and $1.5 million, respectively.

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

                           IGEN International, Inc.
                                 Form 10-Q/A
                     For the Quarter Ended September 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations through the sale of Preferred and Common Stock, aggregating approximately $65 million through September 30, 1997, collaborative research and licensing agreements, royalty payments, and sales of its ORIGEN line of products. As of September 30, 1997, the Company had $7.1 million in cash, cash equivalents and short-term investments. Working capital excluding current deferred revenue, which is classified as a current liability, was $5.9 million at September 30, 1997. Including current deferred revenue, working capital was a deficit of $750,000.

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

                                IGEN INTERNATIONAL, INC.



DATE: NOVEMBER 14, 1997   /s/ George V. Migausky
                         -----------------------------------------
                          GEORGE V. MIGAUSKY
                          VICE PRESIDENT OF FINANCE AND CHIEF FINANCIAL OFFICER
                          (ON BEHALF OF THE REGISTRANT AND AS
                           PRINCIPAL FINANCIAL OFFICER)