Form 10-Q/A
period 1997-12-31
IGEN INTERNATIONAL INC /DE
filed 1998-04-13
CIK 916304

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

                            IGEN International, Inc.
                                  Form 10-Q/A
                   For the Quarter Ended December 31, 1997

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


                           IGEN International, Inc.
                                Balance Sheets
                                (In thousands)


                                                                          DECEMBER 31,   MARCH 31,
                                                                              1997          1997
                                                                          ------------  -----------
                                                                           (UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents...............................................   $    3,408    $     790
Short term investments..................................................       23,070        8,254
Accounts receivable.....................................................        1,340        2,200
Inventory...............................................................        1,588        2,075
Prepaid expenses and other current assets...............................        1,062          866
                                                                          ------------  -----------
  Total current assets..................................................       30,468       14,185
                                                                          ------------  -----------

EQUIPMENT, FURNITURE, AND IMPROVEMENTS..................................        7,303        6,950
Accumulated depreciation and amortization...............................       (4,638)      (3,781)
                                                                          ------------  -----------
  Equipment, furniture, and improvements, net...........................        2,665        3,169
                                                                          ------------  -----------

OTHER ASSETS............................................................          411          440
                                                                          ------------  -----------
TOTAL...................................................................   $   33,544    $  17,794
                                                                          ------------  -----------
                                                                          ------------  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses...................................   $    4,706    $   4,266
Deferred revenue........................................................        5,574        5,393
Obligations under capital leases........................................          131           95
                                                                          ------------  -----------

  Total current liabilities.............................................       10,411        9,754
                                                                          ------------  -----------

OBLIGATIONS UNDER CAPITAL LEASES -
  NONCURRENT............................................................                       158

STOCKHOLDERS' EQUITY:
Convertible Preferred Stock, $0.001 par
  value, 10,000,000 shares authorized, issuable in series:
  Series A, 600,000 shares designated, none issued; Series B,
  25,000 shares issued and outstanding..................................            1

Common stock: $.001 par value, 50,000,000 shares
  authorized: 15,147,510 and 14,987,416 issued and outstanding:.........           15           15
Additional paid-in capital..............................................       89,098       64,876
Accumulated deficit.....................................................      (65,696)     (56,700)
Notes receivable from sale of common stock..............................         (285)        (309)
                                                                          ------------  -----------
  Total stockholders' equity............................................       23,133        7,882
                                                                          ------------  -----------
TOTAL...................................................................   $   33,544    $  17,794
                                                                          ------------  -----------
                                                                          ------------  -----------

                      See notes to financial statements.

                           IGEN International, Inc.
                           Statements of Operations
                    (In thousands, except per share data)
                                  (unaudited)

                                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           DECEMBER 31,          DECEMBER 31,
                                                       --------------------  --------------------

                                                         1997       1996       1997       1996
                                                       ---------  ---------  ---------  ---------

REVENUES:
  Product sales......................................  $   1,352  $   1,698  $   4,121  $   5,031
  Royalty income.....................................      1,591         42      3,182         88
  License fees and contract revenue..................        310      2,780      2,855      8,732
                                                       ---------  ---------  ---------  ---------
    Total............................................      3,253      4,520     10,158     13,851
                                                       ---------  ---------  ---------  ---------
OPERATING COSTS AND EXPENSES:
  Product costs......................................        464        731      1,408      1,969
  Research and development...........................      2,888      3,399      8,493     10,033
  Marketing, general and administrative..............      2,950      2,888      8,990      7,991
                                                       ---------  ---------  ---------  ---------
    Total............................................      6,302      7,018     18,891     19,993
                                                       ---------  ---------  ---------  ---------
LOSS FROM OPERATIONS.................................     (3,049)    (2,498)    (8,733)    (6,142)

INTEREST INCOME (EXPENSE)--net.......................         10        261        (63)       671
                                                       ---------  ---------  ---------  ---------
INCOME BEFORE INCOME TAXES...........................     (3,039)    (2,237)    (8,796)    (5,471)

INCOME TAX EXPENSE...................................     --         --            200     --
                                                       ---------  ---------  ---------  ---------
NET LOSS.............................................  $  (3,039) $  (2,237) $  (8,996) $  (5,471)
                                                       ---------  ---------  ---------  ---------
                                                       ---------  ---------  ---------  ---------
BASIC AND FULLY DILUTED NET LOSS PER SHARE...........  $   (0.20) $   (0.15) $   (0.60) $   (0.37)
                                                       ---------  ---------  ---------  ---------
                                                       ---------  ---------  ---------  ---------
SHARES USED IN COMPUTING NET LOSS PER SHARE..........     15,157     14,969     15,082     14,955
                                                       ---------  ---------  ---------  ---------
                                                       ---------  ---------  ---------  ---------

                      See notes to financial statements.

                          IGEN International, Inc.
                          Statements of Cash Flows
                               (In thousands)
                                (unaudited)

                                                                              NINE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                              1997           1996
                                                                          -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss............................................................      $   (8,996)     $  (5,471)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
  Interest on notes receivable from sale of common stock............          --                 (5)
  Amortization of deferred compensation.............................          --                 82
  Depreciation and amortization.....................................             857            896
  Deferred revenue..................................................             181         (7,436)
  Add (deduct) items not affecting cash:
    Decrease in accounts receivable.................................             860           (179)
    Decrease (increase) in inventory................................             487           (269)
    (Increase) decrease in prepaid expenses and other assets........            (166)           684
    Increase accounts payable and accrued expenses..................             440            147
                                                                             -------      ---------
      Net cash used in operating expenses...........................          (6,337)       (11,551)
                                                                             -------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for equipment, furniture and improvements............            (353)          (555)
  (Purchase) sale of short-term investments.........................         (14,816)         9,128
                                                                             -------      ---------
     Net cash provided by investing activities......................         (15,169)         8,573
                                                                             -------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes receivable from sale of common stock...........              24             33
  Issuance of convertible preferred stock, net......................          23,625
  Issuance of common stock..........................................             597            163
  Principal payments under capital lease obligations................            (122)          (229)
                                                                             -------      ---------
    Net cash provided by (used in) financing activities.............          24,124            (33)
                                                                             -------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................           2,618         (3,011)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......................             790          4,001
                                                                             -------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD............................      $    3,408      $     990
                                                                             -------      ---------
                                                                             -------      ---------

                      See notes to financial statements.

                            IGEN International, Inc.
                                  Form 10-Q/A
                     For the Quarter Ended December 31, 1997

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

                            IGEN International, Inc.
                                  Form 10-Q/A
                     For the Quarter Ended December 31, 1997

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

    Loss Per Share has been computed based on the weighted average number of common shares and common equivalent shares outstanding. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128"). There was no change in Loss per Share reported in prior periods related to the adoption of SFAS 128.

3. BOEHRINGER MANNHEIM GMBH LITIGATION

    In 1992, the Company entered into a License and Technology Development Agreement with Boehringer Mannheim GmbH ("BMG"), pursuant to which BMG launched its Elecsys product line, which is based on the Company's ORIGEN technology. As more fully set forth in Part II -- Item 1, the Company is involved in litigation with BMG arising out of the Agreement. One of the disputes at issue in the litigation relates to the computation of royalties to which the Company is entitled under the Agreement, which the Company believes have been understated by BMG. For the three and nine-month periods ended December 31, 1997, royalties reported by BMG and recorded by the Company under the Agreement totaled $1.6 million and $2.9 million, respectively. These amounts were charged against deferred revenues represented by a $6 million advance, secured by future royalties, from BMG in January 1997. For the three and nine months ended December 31, 1997 the Company calculates that royalties due from BMG which have not been recorded in the financial statements are $521,000 and $2.1 million, respectively.

4. PREFERRED STOCK FINANCING

    In December 1997, the Company completed a $25 million convertible preferred stock financing. This financing included several of the Company's current investors, as well as new investor groups.

5. RESTATEMENT

    Subsequent to the issuance of the December 31, 1997 finanial statements, the Company restated royalty income and deferred revenue to defer recognition of amounts in dispute with Boehringer Mannheim. Due to the restatement, royalty income decreased by $521,000 and $2.1 million for the three and nine months ended December 31, 1997. Restated Loss Per Share of $0.20 and $0.60 for the three and nine months ended December 31, 1997 compares to Loss Per Share of $0.16 and $0.46 as previously reported.

                            IGEN International, Inc.
                                   Form 10-Q/A
                     For the Quarter Ended December 31, 1997

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

RESULTS OF OPERATIONS

THE QUARTER AND NINE MONTHS IN REVIEW

The Company reported a net loss of $3 million ($.20 per share) on revenue of $3.3 million for the third quarter ended December 31, 1997 compared to a net loss of $2.2 million ($.15 per share) on revenue of $4.5 million for the same period in the prior year. The net loss for the first nine months of fiscal 1998 was $9 million ($.60 per share) on revenue of $10.2 million compared to $5.5 million ($.37 per share) on revenue of $13.9 million in the same period for fiscal 1997. Revenues during the quarter and for the nine months ended December 31, 1997 reflect a significant change in revenue mix compared to prior year periods, as the Company's license and contract revenue has converted to royalty income based on product sales by corporate licensees. During the nine month period through December 31, 1997, $7.3 million (72%) of revenue was generated from the sale of products, either directly by IGEN or from royalties on licensees' sales. Royalty income generated from licensee's product sales was 1.6 million and 3.2 million in the quarter and first nine months of the current year. Product sales, directly by IGEN, declined $346,000 (20%) and $910,000 (18%) for the quarter and nine months ended December 31, 1997 when compared to the same prior year periods. During the current quarter, the Company's product sales decreased to $1.35 million from $1.7 million in the same prior year quarter. For the first nine months of the current year, the Company's product sales decreased to $4.1 million from $5 million for the same comparable prior year period. This was primarily due to lower sales of instruments to Organon Teknika, one of the Company's corporate partners who began their own in-house instrument manufacturing during 1997; and a higher concentration of marketing effort to grow the Company's new contract services for assay development. Accordingly, revenue from license fees and for contract research decreased to $2.9 million for the nine months ended December 31, 1997 from $8.7 million in the prior year.

                            IGEN International, Inc.
                                   Form 10-Q/A
                     For the Quarter Ended December 31, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    In 1992, the Company entered into a License and Technology Development Agreement with Boehringer Mannheim GmbH ("BMG"), pursuant to which BMG launched its Elecsys product line, which is based on the Company's ORIGEN technology. As more fully set forth in Part II -- Item 1, the Company is involved in litigation with BMG arising out of the Agreement. One of the disputes at issue in the litigation relates to the computation of royalties to which the Company is entitled under the Agreement, which the Company believes have been understated by BMG. For the three and nine-month periods ended December 31, 1997, royalties reported by BMG and recorded by the Company under the Agreement totaled $1.6 million and $2.9 million, respectively. These amounts were charged against deferred revenues represented by a $6 million advance, secured by future royalties, from BMG in January 1997. For the three and nine months ended December 31, 1997, the Company calculates that royalties due from BMG which have not been recorded in the financial statements are $521,000 and $2.1 million, respectively.

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

                            IGEN International, Inc.
                                   Form 10-Q/A
                     For the Quarter Ended December 31, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations through the sale of Preferred and Common Stock, aggregating approximately $90 million through December 31, 1997, collaborative research and licensing agreements, royalty payments, and sales of its ORIGEN line of products. In December 1997, the Company completed a $25 million convertible preferred stock financing. This financing included several of the Company's current investors, as well as new investor groups. Plans for the net proceeds from this preferred stock financing include continuing research and development as well as working capital needs related to general corporate expenditures including the sales and marketing efforts related to current and future products and services. As of December 31, 1997, the Company had $26.5 million in cash, cash equivalents and short-term investments. Working capital excluding current deferred revenue, which is classified as a current liability, was $25.6 million at December 31, 1997. Including current deferred revenue, working capital was $20.1 million.

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

                            IGEN International, Inc.
                                   Form 10-Q/A
                     For the Quarter Ended December 31, 1997

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

                            IGEN International, Inc.
                                   Form 10-Q/A
                     For the Quarter Ended December 31, 1997


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

                            IGEN International, Inc.
                                   Form 10-Q/A
                     For the Quarter Ended December 31, 1997

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

                            IGEN International, Inc.
                                   Form 10-Q/A
                     For the Quarter Ended December 31, 1997

                                 EXHIBIT INDEX

EXHIBIT NUMBER                    DESCRIPTION
--------------                    -----------
    11.1                 Computation of per share data

    27                   Financial Data Schedule