Form 10-K
period 1998-03-31
IGEN INTERNATIONAL INC /DE
filed 1998-06-29
CIK 916304

                                                                           Draft
                                                                         6/24/98

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                      For Fiscal Year Ended March 31, 1998
                                            --------------

                         Commission File Number 0-23252
                                               ---------

                            IGEN International, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     94-2852543
-------------------------------                    -------------------
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                    Identification No.)


                 16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD 20877
                (Address of principal executive offices)(Zip Code)

                                  301-984-8000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                                            Common Stock $0.001 par value
                                            -----------------------------
                                                  (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  / X /            No /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. / X /

The aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant as of June 12, 1998, computed by reference to the closing sale price of such stock quoted on the Nasdaq National Market, was approximately $315,434,900. For the purposes of this calculation, shares owned by officers, directors and 5% shareholders known to the Registrant have been deemed to be owned by affiliates.

The number of shares outstanding of the Registrant's Common Stock as of June 12, 1998 was 15,288,253.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K. Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on September 23, 1998.

PART I
In addition to historical information this document contains forward-looking statements within the meaning of the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to statements regarding the potential market for diagnostic products, potential impact of competitive products, the Company's expectations regarding the level of anticipated royalty and revenue growth in the future, the potential market for products in development, the outcome of litigation, the description of the Company's plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements included in "Managements Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"). Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. In particular, careful consideration should be given to cautionary statements made in the MD&A and in the business section of this document under the heading "Risk Factors." IGEN disclaims any intent or obligation to update these forward-looking statements.

ITEM 1.  BUSINESS

                                  INTRODUCTION

IGEN International, Inc. ("IGEN" or the "Company") develops, manufactures and markets diagnostic systems utilizing its patented ORIGEN(R) technology, which is based on electrochemiluminescence. This versatile technology is used in products
- developed by IGEN as well as its licensees - to conduct a multitude of diagnostic tests, including immunoassays, nucleic acid probe and clinical chemistry tests. The Company believes that ORIGEN-based diagnostic systems offer significant advantages over existing systems in the combination of speed, sensitivity, flexibility, throughput and cost effectiveness. The Company is designing its diagnostic systems to become the industry standard for multiple segments of the $20 billion worldwide diagnostic market, from hospitals and clinical reference laboratories to patient point-of-care, life science research, industrial and in-home testing.

The Company's business strategy is to commercialize certain products in collaboration with established healthcare and information technology companies and to develop and market other products either independently or with corporate partners in the patient point-of-care, life science research, animal health and industrial markets. There are five ORIGEN-based systems on the market which are being sold either by IGEN or its licensees and the Company estimates that more than 4,000 of these systems have been placed with customers. The Company plans to address many market segments through a new generation of its ORIGEN technology which is embodied in the recently completed ECL Module (ECLM).

Collaborations with established diagnostic and pharmaceutical companies have provided the Company with revenues from licensing agreements, as well as access to large marketing organizations that it believes are well positioned to maximize market penetration of ORIGEN-based products. The Company has entered into several strategic alliances, including:

    - Roche-Boehringer Mannheim ("Roche-BM") -- the largest worldwide manufacturer of diagnostic equipment and supplies that is part of F. Hoffman LaRoche AG, a multinational corporation with annual revenues exceeding $15 billion -- to commercialize ORIGEN-based clinical immunodiagnostic and nucleic acid probe systems that are marketed worldwide to hospitals and clinical reference laboratories. IGEN previously received $50 million in license fees from Roche-BM and receives royalties on product sales. Roche-BM presently markets two ORIGEN-based systems under the Elecsys product line together with a test menu of more than 30 different assays. The Elecsys 2010 was first introduced in 1996 and is a system designed to perform multiple immunoassays in a continuous access mode while simultaneously handling STAT tests. It can also be integrated with Roche-BM's clinical chemistry systems. Roche-BM has also introduced the Elecsys 1010, a sample-selective multi-batch analyzer designed for customers who have a lower throughput requirement. Roche-BM has several thousand worldwide customer installations of its Elecsys systems. See Item 3 - "Legal Proceedings".

         IGEN has filed a lawsuit in Maryland against Boehringer Mannheim which claims multiple breaches of the license agreement between the parties and failure by Boehringer Mannheim to perform its material obligations under the agreement. The timing or likelihood of resolving this matter cannot be determined at this time. See Item 3 - "Legal Proceedings."

    - Organon Teknika B.V. ("Organon Teknika") -- a company specializing in hospital and blood bank products, which is a business unit of Akzo Nobel N.V., a multinational corporation with annual revenues of approximately $10 billion -- to develop and commercialize ORIGEN-based nucleic acid probe systems that will be marketed worldwide to clinical diagnostic and life science research markets. IGEN previously received $20 million under its agreements with Organon Teknika. Organon Teknika has combined its proprietory NASBA technology with ORIGEN technology and markets the NucliSens line of diagnostic virology products together with test kits for the detection of HIV-1 RNA and CMV (cytomegalo virus). IGEN receives royalties on product sales.

    - Eisai Co., Ltd. ("Eisai") -- the fourth largest Japanese pharmaceutical company -- to market in Japan an ORIGEN-based diagnostic system for agreed-upon diagnostic tests. Eisai introduced its first ORIGEN-based product under the trade name Picolumi during 1997 and IGEN receives royalties on product sales.

IGEN currently sells the ORIGEN Detection System and related reagents and services for life science research applications. The Company believes that its ORIGEN Detection System can replace many of the complex and less sensitive immunoassay methods presently in use, including radioimmunoassays and that applications of the ORIGEN technology include point-of-care diagnostic systems for use outside of central hospital laboratories and clinical reference laboratories because of speed, simplicity and cost effectiveness. The Company also anticipates that applications will exist in the field of in-home testing (patient self-testing), in which IGEN's technology may enable the creation of compact, inexpensive diagnostic products

IGEN's executive offices, laboratory and manufacturing operations are located at 16020 Industrial Drive, Gaithersburg, Maryland 20877.

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

Immunodiagnostic tests utilize antibodies to detect specific analytes such as viruses, hormones, therapeutic drugs and other substances present in the blood or other specimens in extremely low concentrations. To develop an immunodiagnostic test, an antibody is created that binds specifically to the analyte to be detected. The antibody is then coupled to a label that signals to an instrument the presence of the analyte in a way that can be measured. Immunodiagnostic tests are characterized by a relatively high rate of technological change and the frequent introduction of new clinical tests. Currently, most immunodiagnostic tests are performed in large centralized hospital laboratories and clinical reference laboratories by skilled technicians who must process the specimen, measure its volume, add reagents and use sophisticated machines to read and calculate the results.

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

Diagnostic procedures are performed primarily in three different markets: the clinical diagnostic market, including central hospital laboratories, clinical reference laboratories, blood banks, patient point-of-care testing and home testing; the life science market, including laboratories in pharmaceutical and biotechnology companies, universities, private institutes and the government; and the industrial market, which consists of food and water quality assurance programs, agricultural diagnostics and animal health testing.

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

         Feature                       Benefit
         -------                       -------

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

The essential component of the ORIGEN system is the measurement module, which consists of a flow cell containing an electrode and a light detection means such as a photodiode. The ORIGEN measurement module has been designed so that it can be easily incorporated into a variety of instruments from large central laboratory random-access systems to small batch point-of-care ORIGEN. The current design of the ORIGEN measurement module includes a reusable platinum or gold electrode to generate electrochemiluminescence. IGEN is also developing disposable electrodes to be used in portable instruments.

                          Product Development Strategy

The Company is designing its diagnostic systems to become the industry standard for all segments of the diagnostic market, from large central laboratories to patient point-of-care and in-home testing. IGEN has selectively established corporate alliances with companies that it believes are well positioned to maximize market penetration in the central laboratory market. In particular, the Company has established relationships with Roche-BM for the development and marketing of central hospital laboratories and clinical reference laboratory systems worldwide; with Organon Teknika for the development and marketing of nucleic acid probe systems for worldwide use in clinical diagnostic and life science research markets; and with Eisai for the marketing in Japan of a specified diagnostic system for certain diagnostic tests. Research activities of customers and corporate collaborators relating to the development or improvements of existing products, services or techniques have been ongoing. The Company believes that over the last several years these amounts may be material; however, the estimated dollar amount could not be determined.

The Company will exploit either independently or with corporate partners, the opportunities presented by the expansion of diagnostic testing into patient point-of-care sites as well as opportunities available in the life science research and industrial markets. The Company will apply its ORIGEN technology to the development of a line of quantitative diagnostic products to address the needs of these markets. IGEN is currently marketing the ORIGEN Detection System and related reagents and services for life science research applications and is developing a High Throughput Screening (HTS) system for the market.

The Company believes that as the use of patient point-of-care and in-home testing systems expands, it will become necessary to integrate the information that is being generated by these systems into the data and communication networks that are rapidly expanding as a result of the tremendous improvements in information handling. The Company expects that it will be required to make material investments in the development of its products as outlined in the table appearing below under "Clinical Diagnostic Products."

                                 ORIGEN Products

IGEN and its strategic collaborators are developing a broad range of products based on its proprietary ORIGEN technology, which are applicable to the clinical diagnostics, industrial and life science research markets. The Company believes that its ORIGEN technology is well suited for the development of a family of instruments to be used in central hospital laboratories and clinical reference laboratories and in patient point-of-care settings. The technology permits virtually all clinical chemistry, immunodiagnostic, DNA probe and RNA probe tests to be performed on the same instrument using the same detection method. The ORIGEN technology also could serve as the basis for portable hand-held devices that perform with the efficiency and reliability of larger systems.

During the fourth quarter of fiscal 1997, the Company's license and contract revenue converted to royalty income based on product sales of corporate licensee. Revenue from license fees and contract research were substantially replaced by royalties based on sales.

The table appearing below under "Clinical Diagnostic Products" summarizes the Company's product and development programs.

                          Clinical Diagnostic Products

 Hospital/Reference Laboratory Systems. One of the most important applications of the Company's ORIGEN technology is in large, highly-automated clinical immunoassay systems of the type used in central hospital laboratories, clinical, reference laboratories and blood banks. Reference laboratories constitute the vast majority of the clinical diagnostic market today. Reference laboratory systems must be able to perform a wide variety of immunoassay tests on a large number of samples both reliably and cost-effectively. The Company and its corporate collaborators believe that systems based on the ORIGEN technology are well suited to serve this market, and may surpass those immunoassay and nucleic acid probe systems currently available in terms of speed, cost effectiveness and simplicity

One of the Company's licensees, Roche-BM, introduced its first ORIGEN-based random-access immunoassay system, the Elecsys 2010, for the central hospital and reference laboratory markets in 1996. The Elecsys 2010 is designed to perform multiple assays in a random-access mode while handling stat tests, i.e., tests performed on clinical samples where the results are needed immediately, without interfering with the system workflow. Roche-BM and Hitachi have cooperated in the development of the Elecsys 2010, building on their successful cooperation in clinical chemistry instrumentation. The Elecsys 2010 is designed so that it can be integrated with Roche-BM's clinical chemistry systems. Roche-BM also introduced the Elecsys 1010 system, which is a system designed for central hospital and reference lab customers who have a lower throughput requirement. Roche-BM offers a competitive panel of assays with the Elecsys systems and continues to develop additional assays for market introduction in the subsequent months and years. IGEN is collaborating with Roche-BM to develop at least 10 assays, each of which should have applicability to the point-of-care market pursued by IGEN. IGEN is reimbursed by Roche-BM for certain of these assay development costs. See Item 3 - "Legal Proceedings."

Organon Teknika is developing nucleic acid probe diagnostic tests that are used to analyze human gene sequences or to detect the presence of gene sequences of infectious organisms. IGEN and its corporate collaborators believe that the ORIGEN technology applied to nucleic acid probe assays will offer the advantages of greater accuracy and efficiency demanded by the market. Organon Teknika markets the NucliSen line of diagnostic virology products, which includes the first nucleic acid probe system based on the ORIGEN technology and Nucleic Acid Sequence-Based Amplification ("NASBA"), a proprietary nucleic acid amplification technique.

                        PRODUCT AND DEVELOPMENT PROGRAMS


-----------------------------------------------------------------------------------------------------------------------------------
     MARKET                          PRODUCT                     APPLICATION                 COMMERCIAL                  STATUS
                                                                                               RIGHTS
-----------------------------------------------------------------------------------------------------------------------------------
Clinical Diagnostic Market
Hospital/Reference Laboratory
   Systems                        Elecsys 2010                  Immunoassays                  Roche-BM              Product Sales

                                  Elecsys 1010                  Immunoassays                  Roche-BM              Product Sales

                                  NucliSens/NASBA QR            Nucleic Acid Probe            Organon Teknika       Product Sales
                                                                Detection
                                  Picolumi                      Immunoassays (Japan)          Eisai (Japan)         Product Sales

                                  Random Access Systems         Nucleic Acid Probe            Organon Teknika;      Development
                                                                Detection                     Roche-BM

                                  High Throughput Elecsys       Immunoassays                  Roche-BM              Development
                                  System

Patient Point-of-Care Systems     Physician's Office/Hospital   Immunoassays                  IGEN                  Development
                                  Analyzer

                                  Home Self Testing             Health Screening and          IGEN                  Research
                                                                Monitoring
-----------------------------------------------------------------------------------------------------------------------------------
Life Science Research Market
                                  ORIGEN Detection System,      Immunoassays/Nucleic Acid     IGEN                  Product Sales
                                  Reagents and Services         Probe Detection
                                  Cell Culture Reagents         Research Biologicals          IGEN                  Product Sales
                                  NucliSens/NASBA QR            Nucleic Acid Probe            Organon Teknika       Product Sales
                                                                Detection
                                  ORIGEN High Throughput        Immunoassays                  IGEN                  Development
                                  System
-----------------------------------------------------------------------------------------------------------------------------------
Industrial Markets
                                  Environmental/Water           Immunoassays and Nucleic      IGEN;                 Development
                                  Testing/Food Processing       Acid Probe Detection          Organon Teknika
                                  System

                                  Animal Health Systems         Immunoassays and Nucleic      IGEN                  Development
                                                                Acid Probe Detection
-----------------------------------------------------------------------------------------------------------------------------------



The NucliSens has four stages which are sample preparation and nucleic acid isolation, amplification and detection. The NASBA QR System utilizes ORIGEN technology which provides automated, rapid, specific, sensitive and homogenous detection. Tests on the market include a product for the direct detection of HIV-1 RNA, both quantitatively and qualitatively and for the detection of CMV (cytomegalo virus). Products under development by Organon Teknika include tests for hepatitis, chlamydia and mycobacteria. In addition to the diagnosis of infectious disease, the NucliSens has potential applications in the fields of genetic diseases, oncologic diseases and HLA typing for organ transplants.

For the three fiscal years ended March 31, 1998, revenue from corporate collaborators, which is represented as product-based royalty income, license fees and contract revenue, totaled $7.8 million (58%), $9.6 million (60%) and $11.3 million (71%), respectively.

 Patient Point-of-Care Systems. IGEN is independently developing applications of its ORIGEN technology that can be used to perform immunoassays outside of large central laboratory settings. This market includes patient point-of-care settings such as the physician's office, ambulatory clinics, hospital emergency rooms, surgical and intensive care units, hospital satellite laboratories, nurse's stations or the hospital patient's bedside. Physicians, patients and third-party payors have created a demand for bringing laboratory testing to the point of care, closer to the patient so as to allow the medical practitioner to provide prompt feed-back to the patient. Immunodiagnostic systems for individual physicians and group practices have had limited market penetration because of the lengthy turnaround time for test results (1-2 days), the need for skilled labor in performing tests and high cost. The Company believes that the emergence of simple, accurate and cost effective diagnostic products is shifting the site of in vitro diagnostic testing from the central clinical laboratory to alternate sites.

IGEN believes that significant demand exists for immunodiagnostic products that reduce turnaround time and cost. IGEN's point-of-care system is being designed to conduct immunodiagnostic tests that can provide accurate results to the physician within 15 minutes, thereby permitting the physician to make a timely decisions regarding the patient's course of treatment. The ORIGEN technology permits development of a system that is simple to operate at a very low cost per test. The Company is designing its point-of-care system to consist of a simple, low cost instrument and a line of reagents packaged in a disposable single test or panel format. As most immunodiagnostic assays can be conducted on the ORIGEN system in a uniform format, the Company believes that a broad menu of tests could be marketed on its point-of-care system.

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

IGEN's market focus in bio/pharmaceuticals has resulted in successful application of ORIGEN technology by customers in drug discovery and development, compound screening, basic research, clinical trials, quality control and manufacturing. ORIGEN is often replacing standard technologies such as radioimmunoassays. Bio/pharmaceutical researchers are benefiting from the ORIGEN Detection System's sensitivity as well as the reduction of time and labor, and significantly, the reduction in use of rare assay components such as proprietary compounds, antibodies, or clinical trial samples. The Company believes that the ORIGEN Detection System has established itself as a new tool that will help our customers bring pharmaceutical products to market faster.

Performance is key to new technology implementation by the bio/pharmaceutical researcher. IGEN has established added value in its customized approach to customers. The versatility of ORIGEN technology allows for product customization and IGEN has focused its scientific resources to provide custom support to the client, based on their specific research needs, often at the customer site. This approach has spurred growth of complementary businesses such as assay development, custom compound labeling and assay validation services. To date there have been over 300 assay applications developed with the ORIGEN Detection System for over 100 customers.

Biopharmaceutical companies have dramatically expanded their drug candidate libraries, while identifying and acquiring more therapeutic targets. High Throughput Screening (HTS) is the screening of these libraries against the drug targets, measuring a specific reaction. The "screeners" are challenged to develop new target assays while reducing costs, and always performing larger numbers of samples. IGEN's ORIGEN technology is ideally suited to provide products to the biopharmaceutical HTS market. The sensitivity-accuracy of ORIGEN has advantages over competitive screening technology allowing the screener to quickly adapt ORIGEN to target assays in weeks as compared to the months it takes today, to reduce the use of their rare reagent, and to be more confident in their positive and negative results. IGEN's HTS, based on ECLM and in development, should allow screeners to perform thousand of tests per day, and the Company believes that screens may be performed faster, at less cost and with greater reliability. During 1998, IGEN established its first contracts with customers in the HTS market. Pfizer, Inc., Agouron Pharmaceuticals, Inc., and Amgen, Inc. have made commitments to acquire pre-production ECLM-based HTS systems. The Company anticipates a full product launch during 1999.

Because the ORIGEN-based instruments can test for any substance for which a specificity assay has been created, the Company markets the service to the instrument users by creating or modifying assays to test for compounds that are of specific interest to such customer. The Company provides this service either at its service laboratories or on site at the client's laboratory. The Company believes that a customized approach to analytical solutions must involve special chemistry services, such as custom labeling and reagent identification, to allow for technology transfer to ORIGEN-based assays.

While IGEN's market focus has been with bio/pharmaceutical customers, the Company has also established customers at government and university research centers. These customers are performing research in strategic IGEN growth areas such as food and water quality testing. The Company has also broadened its assay versatility by expanding into detection of DNA and quantitation of PCR. ORIGEN technology even offers the unique capability of sensitive detection of DNA without costly amplification steps.

Other ORIGEN Research Products. The Company will seek to develop with corporate collaborators other research products based on its ORIGEN technology, including detectors for column chromatography and capillary zone electrophoresis, and electrochemiluminescence-based gel readers for DNA sequencers.

Research Biologicals. The Company produces and sells a line of research reagents under its ORIGEN brand name. The products are purified biological extracts that promote the growth of certain types of cells used in laboratory investigations. The Company markets the products directly as well as through distributors.

For the three fiscal years ended March 31, 1998, the Company's ORIGEN Detection product line generated revenue of $4.9 million (37%), $5.6 million (35%) and $3.8 mllion (24%), respectively, of total revenue

                               Industrial Products

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

Roche-Boehringer Mannheim - Roche-BM is a business unit of F. Hoffman LaRoche AG, a multinational corporation with annual revenues exceeding $15 billion and the largest worldwide manufacturer of diagnostic equipment and supplies. Roche-BM's principal strength is in the area of clinical chemistry systems, in which it is the market leader. The Company entered into an agreement under which Roche-BM was granted rights to develop and market clinical diagnostic systems in certain markets worldwide based on the Company's technology. Under the agreement, IGEN received $50 million in license fees over a five year period through 1996. Roche-BM pays additional amounts for certain assay product development being performed by IGEN, and is obligated to pay the Company a royalty on all product sales

The ORIGEN products being marketed by Roche-BM under the name Elecsys, are a series of highly-automated diagnostic systems designed for the large clinical laboratory market - such as central hospital laboratories, clinical reference laboratories and blood banks. IGEN believes that Elecsys systems will enable Roche-BM to increase its market presence in immunodiagnostics and to market systems capable of performing both clinical chemistry and immunodiagnostic tests. Roche-BM has placed several thousand Elecsys systems with customers since market introduction in mid-1996. The Company has granted Roche-BM an exclusive right to market these products to central hospital laboratories and clinical reference laboratories worldwide, except for rights previously licensed to Eisai to market in Japan a specific ORIGEN-based system. The Company has also granted Roche-BM a co-exclusive license to use the ORIGEN technology for nucleic acid probe tests in the centralized laboratory market. See Item 3 - "Legal Proceedings".

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

 Eisai Co., Ltd. Eisai is the fourth largest Japanese pharmaceutical company. The Company granted a license to Eisai to market in Japan a clinical diagnostic system based on the Company's ORIGEN technology. Under this agreement, Eisai has paid $8 million to IGEN as license fees and an additional $2.75 million as an advance royalty payment. During 1997, Eisai launched an ORIGEN-based product under the trade name Picolumi which consists of an immunodiagnostic instrument and certain assays for use in Japan in the market regulated by the Japanese Ministry of Health and Welfare for use in diagnosing or advising a patient's clinical condition, health or general make-up. The Company receives royalties from Eisai's sales.

                               Research Agreements

In 1993, the Company established HyperGen, a joint venture partnership, with Hyperion Catalysis International ("Hyperion") to develop and commercialize biomedical products utilizing advanced materials such as Hyperion's proprietary Graphite Fibrils(TM) nanotubes. Hyperion, a privately-held company based in Cambridge, Massachusetts, is engaged in the development and manufacture of Graphite Fibrils(TM), an innovative carbon-based nanofiber. IGEN has licensed the exclusive right to use products developed by HyperGen for diagnostic applications. The Company contributed cash of $3 million for its initial 50% interest in HyperGen and made additional cumulative payments of $2 million based on the attainment of certain research milestones. During 1995, the Company acquired the remaining 50% interest in HyperGen for $3 million. IGEN assumed operating control of HyperGen and consolidated HyperGen's research and development programs into the Company's internal programs.

Acquisition of the HyperGen rights to Graphite Fibrils(TM) enabled IGEN to commence the development of proprietary products to complement its business in the medical and life science marketplace. One product under investigation by HyperGen is a filter comprised of Graphite Fibrils(TM) that could be used as a disposable electrode for electrochemiluminescent measurements for ORIGEN-based products.

During November, 1995 the Company formed a joint venture for the development and commercialization of advanced diagnostics products utilizing a proprietary combination of multi-array technology together with the Company's ORIGEN technology. Products based on these technologies would be used for high throughput, multiparameter analysis for DNA sequencing, clinical chemistry and immunodiagnostics. The joint venture is named Meso Scale Diagnostics, LLC ("MSD"), and was formed together with Meso Scale Technologies, LLC ("MST"), a company based in Maryland. MST is a technology-based company established and operated by Jacob Wohlstadter, the son of Samuel J. Wohlstadter, the Chief Executive Officer of the Company. Nadine Wohlstadter, a member of MST, is the spouse of Samuel J. Wohlstadter. The Company has agreed to provide initial capital contributions to MSD of $5 million over time, in exchange for its ownership interest and to fund the organizational and certain ongoing (non-research) expenses of MSD. The Company will also participate in a collaborative research program under which no funds have been expended.

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

IGEN owns or co-owns and has exclusive rights to 26 issued U.S. patents and 72 pending U.S. applications in the diagnostics field. Worldwide, the Company owns or co-owns and has exclusive rights to an additional 61 issued patents, and 153 pending patent applications covering the same technology. These patents and patent applications cover various aspects of IGEN's ORIGEN technology and products, and the methods for their production and use. IGEN patents will not begin to expire until 2005. Some IGEN patents will begin to expire between 2008 and 2012. The Company continues to protect its technology with new patent filings which will further extend its patent coverage.

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

In June 1998, Laboratoires Serono S.A., a subsidiary of Ares-Serono, filed a patent infringement claim against IGEN, Roche-BM and Organon Teknika. This action claims that a patent for "A Method Assay Employing a Magnetic Electrode" is being infringed by IGEN. The Company does not believe it infringed on the Ares-Serono patent and intends to vigorously defend against this claim.

The Company filed an opposition in Europe in 1995 to a patent (EP 0 285 05781) owned by Enzo Biochem, Inc. This patent covers labeled oligonucleotides useful in DNA probe assays. Separate oppositions have been lodged by Boehringer Mannheim and Organon Teknika. The Company is vigorously opposing this patent. Since the opposition is in a very early stage, it is not possible to predict the outcome or the effect, if any, on the Company's intellectual property or products.

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

Because the regulations' interpretation is uncertain, it is possible that certain of the Company's products may be categorized as tests of high complexity, in which case the Company's penetration of the point-of-care market would be reduced since not all laboratories would meet the standards required to conduct such tests. The Company understands that laboratories, including physician office laboratories, will be evaluating the requirements of CLIA in determining whether to perform certain types of moderate and high complexity diagnostic tests. The Company believes that the sale of its products will not be adversely affect by CLIA. However, no assurances can be given that the statute and its implementing regulations will not have a material adverse impact on the Company and its ability to market and sell any products that the Company develops.

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

 Research Products. The Company's products that are being sold for research use only must be properly labeled as such, as required by the FDA, but do not generally require FDA approval prior to marketing. The FDA has recently begun to impose new distribution requirements and procedures on companies selling research-only products, such as the requirement that the seller receive specified certifications from its customers as to the customers' intended use of the product. The Company expects that the FDA will develop additional restrictions of this nature. The Company is unable at this time to predict the form these restrictions may take, their likely magnitude or their ultimate impact on the Company or its sales.

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

                                  Manufacturing

The Company's current commercial manufacturing operations consist of the manufacture of the ORIGEN Detection system and related reagents and cell culture research biologicals as well as quality assurance processes. IGEN operates a qualified GMP facility. The Company uses a variety of subcontractors and believes that it does not depend on any single-source supplier that it cannot replace in the ordinary course of business. The Company has not yet introduced any clinical diagnostic products. Initial clinical diagnostics products based on the Company's ORIGEN technology will be manufactured by the Company's corporate collaborators. Although certain future products may be manufactured by the Company, it has not yet developed plans for establishing manufacturing operations for these products.

                               Sales and Marketing

IGEN markets and sells the ORIGEN Detection System and related reagents and services directly to the life science research market. In conjunction with its national launch of this System during 1994, the Company expanded its direct sales force, including the addition of application specialists and in-house technical services personnel. The Company continues to develop marketing plans for Europe and Japan, while currently utilizing a small direct sales force. Substantial sales and marketing of products based on the Company's ORIGEN technology is conducted by corporate collaborators. See "Collaboration and License Agreements". The ORIGEN cell culture products are sold directly and through distributors.

                                 Human Resources

As of May 31, 1998, IGEN employed 133 individuals full-time, of which 88 were engaged in research, products development, manufacturing and operations support, 22 in marketing, sales and applications support and 23 in general administration. Of the Company's employees, 37 have Ph.D. degrees. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology, diagnostic or medical products, computer software or electronics companies. None of the Company's employees is covered by collective bargaining agreements, and management considers relations with its employees to be good.

The Company's ability to maintain its competitive position will depend, in part, upon its continued ability to attract and retain qualified scientific and managerial personnel. Competition for such personnel is intense.

                                  RISK FACTORS

Reliance on Collaborations and License Agreements. The Company has entered into collaborative research or licensing agreements with Roche-BM, Organon Teknika and Eisai pursuant to which these companies are entitled to certain product manufacturing and marketing rights. Some of these companies have the responsibility for additional development and, where required, the submission of applications for the regulatory approval of any products to the FDA and corresponding regulatory agencies in other countries. Although the Company believes that its partners in these collaborations have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within the control of the Company. There can be no assurance that such collaborators will perform their obligations as expected or that the Company will derive any additional revenue from such arrangements. The Company is currently involved in litigation against Roche-BM. Moreover, the collaboration agreements may be terminated under certain circumstnaces. See "Risk Factors - Pending Litigation."

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

Pending Litigation. The Company is currently involved in litigation in Maryland federal court against Boehringer Mannheim GmbH ("BMG"), a business unit of Roche-BM, in connection with a 1992 License and Technology Development Agreement ("Agreement") between the parties. The Agreement grants BMG an exclusive right (with the exception of certain exclusive rights in Japan granted to Eisai Co. Ltd. to manufacture, market, and sell electrochemiluminesence-based instruments, and related assays, meeting certain criteria for the Japanese clinical diagnostic market) to market its diagnostic Elecsys systems, which are centered on the Company's ORIGEN technology, to central hospital laboratories and clinical reference laboratories. In exchange for those exclusive rights, the Agreement places various obligations on BMG, including the obligation to make quarterly royalty payments to the Company. The Company alleges that BMG has failed to perform material obligations under the Agreement, including development and commercialization of ORIGEN technology according to the contractual timetable; exploitation of the License to the extent contemplated by the parties; phase out of certain non-royalty-bearing product lines; exploitation of ORIGEN technology only within BMG's licensed fields; proper treatment of intellectual property rights regarding ORIGEN technology; maintenance of records essential to the complete computation of royalties; and proper computation of royalties. The Company seeks several types of relief, including damages, injunctive relief and a judicial determination that the Company is entitled to terminate the Agreement based on BMG's material breaches. The Company has agreed that it will not terminate the Agreement until there is a judicial determination of the Company's entitlement to do so. The litigation against BMG may have a material adverse effect upon the Company, as discussed below, regardless of whether the outcome is favorable or not.

On April 21, 1998, the Company filed a motion for preliminary injunction in its Maryland lawsuit against BMG. In that motion, the Company has requested that the court enjoin BMG from marketing, selling, or distributing its Elecsys products outside of BMG's licensed field of use. The 1992 Agreement granted BMG rights to develop and commercialize diagnostic systems based on the Company's ORIGEN technology for use in centralized hospital laboratories and clinical reference laboratories only. The Company retains the rights to exploit its ORIGEN technology in all other clinical diagnostic markets. The Company recently learned that BMG was marketing Elecsys products outside of its licensed field of use. The Company has therefore asked the court to enjoin BMG from further sales outside of central hospital laboratories and clinical reference laboratories and has sought additional relief, including an order requiring BMG to refer all customers outside of BMG's licensed field to the Company for future reagent supply needs and to place all revenues derived from unauthorized sales in escrow pending the outcome of the litigation. The court has set a hearing on the Company's motion for preliminary injunction on July 27, 1998.

A Japanese subsidiary of the Company is involved in litigation in Japan seeking to enjoin Hitachi Ltd. ("Hitachi"), BMG's contracted manufacturer of certain diagnostic instruments, from manufacturing, using or selling the Elecsys 2010 immunoassay instrument based on the Company's Japanese patented technology in Japan, to enjoin the infringement of the subsidiary's license registration in connection with the development of the Mosys instrument, a next generation instrument also based on the Company's Japanese patented technology, and the destruction of the existing Elecsys and Mosys instruments in Hitachi's possession.

The Company is vigorously litigating the BMG and Hitachi matters and believes that its lawsuits are sound. However, there can be no assurance that either litigation will be resolved favorably to the Company. The Company's failure to prevail in the BMG litigation with respect to the computation of royalty revenues could, depending upon the court's findings, have a material adverse effect on the Company's future royalty revenue from BMG's Elecsys products. The Company's failure to prevail in the BMG litigation would not have a direct material adverse effect on the Company's product development, but could negatively impact the funds available for product development. Although the litigation does not involve any challenges to the Company's intellectual property rights, there can be no assurance that a negative result for the Company in the litigation will not have a material adverse effect on the Company's intellectual property rights.

The Company has no reason to believe that the existence of the BMG litigation is materially negatively affecting BMG's sales pursuant to the Agreement or that a negative result for the Company in the BMG litigation would materially negatively affect BMG's sales, although there can be no assurance that the litigation or its outcome would not have such an effect. As it now stands, BMG will have the right to continue to market its Elecsys products to central hospital laboratories and clinical reference laboratories during the term of the Agreement unless and until the Company is determined to have the right to terminate the Agreement and then determines to terminate the Agreement. If the Company elects to terminate the Agreement, it would have a material adverse effect on the Company's royalty revenue from license sales unless and until the Company entered into a strategic partnership with another company that is able to develop and commercialize diagnostic instruments to central hospital laboratories and clinical reference laboratories. There can be no assurance, if the Company decided to terminate the Agreement, that the Company would be able to enter into such a strategic partnership on terms favorable to the Company.

The Company does not expect that failure to prevail in the Hitachi litigation by itself would have a material adverse effect on the Company's revenue or sales, since Hitachi would continue to manufacture BMG instruments and the Company would continue to earn royalties in connection therewith. There can be no assurance that the Company's failure in the Hitachi litigation would not have a material adverse effect on the Company's intellectual property. Success by the Company in the Hitachi litigation could have a material adverse effect on the Company's royalty revenues from sales of Elecsys products to the extent that BMG's sales of Elecsys (or Mosys) instruments are hindered because it needs to find a new manufacturer for its instruments.

Early Stage of Development; Accumulated Losses. The Company is at an early stage of development and is subject to all of the risks inherent in the establishment of a new business enterprise, including the need for substantial capital to support the expenses of developing new technologies, the need to attract and retain qualified management and scientific staff and other risks as outlined in the following risk factors. Since inception, the Company has been engaged in the research and development of products based on new technologies, and at March 31, 1998, the Company had an accumulated deficit of approximately $69 million. The Company's operations may be affected by problems frequently encountered in connection with the development and utilization of new technologies and by the competitive environment in which the Company operates. Although certain ORIGEN-based products have been developed and introduced to the market, there can be no assurance that the ORIGEN technology will be successfully applied to the development of additional commercial products for the clinical diagnostic or other markets. Diagnostic products resulting from the development of the Company's technology will require significant additional development and investment prior to their commercialization. There can be no assurance that products will be successfully developed by the Company or its licensee, meet applicable regulatory standards, be capable of being manufactured in commercial quantities at reasonable costs or be marketed successfully.

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

Reliance of Patents and Proprietary Rights. The Company's success will depend in part on its ability to obtain and maintain patent protection for its products, both in the United States and other countries. The patent position of diagnostic companies is highly uncertain and involves complex legal and factual questions. There is no consistent policy regarding the breadth of claims allowed in the medical patents. The Company owns or co-owns and has been granted exclusive rights to 26 issued U.S. patents and 72 pending U.S. applications in the diagnostic field. Worldwide, the Company owns or co-owns and has been granted exclusive rights to an additional 61 issued patents, and 153 pending patent applications covering the same technology. There can be no assurance that patents will issue from any present or future applications or that, as to existing patents or patents which may issue, claims are or will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that the patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. IGEN patents will not begin to expire until 2005. Some IGEN patents will begin to expire between 2008 and 2012. The Company continues to protect its technology with new patent filings which will further extend its patent coverage.

The commercial success of the Company will also depend in part on its neither infringing patents issued to competitors nor breaching the technology licenses upon which the Company's products might be based. The Company is a licensee under certain patents and patent applications that it considers necessary for its business. While the Company is aware of additional third-party patents and patent applications relating to specific reagents, it is uncertain whether any of these will require the Company to alter any products or processes, obtain licenses or cease certain development activities with respect to these reagents. There can be no assurance that the Company will be able to obtain necessary licenses at reasonable cost. Failure by the Company to obtain a license to any technology that it requires to commercialize its products may have a material adverse impact on the Company. Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any of its patent rights or to determine the scope and validity of others' proprietary rights. In addition, the Company may have substantial costs to determine the propriety of inventions.

In June 1998, Laboratoires Serono S.A., a subsidiary of Ares-Serono, filed a patent infringement claim against IGEN, Roche-BM and Organon Teknika. This action claims that a patent for "A Method Assay Employing a Magnetic Electrode" is being infringed by IGEN. The Company does not believe it infringed on the Ares-Serono patent and intends to vigorously defend against this claim.

The Company filed an opposition in Europe in 1995 to a patent (EP 0 285 05781) owned by Enzo Biochem, Inc. This patent covers labeled oligonucleotides useful in DNA probe assays. Separate oppositions have been lodged by Boehringer Mannheim and Organon Teknika. The Company is vigorously opposing this patent. Since the opposition is in a very early stage, it is not possible to predict the outcome or the effect, if any, on the Company's intellectual property or products.

IGEN also protects its proprietary technology and processes in part by confidentiality agreements with its collaborative partners, employees, consultants and other advisors. There can be no assurance that these agreements will not be breached that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

Uncertainty of Pricing, Third-Party Reimbursement and Related Materials. The Company's business, financial condition and results of operations may be materially adversely affected by the continuing efforts of government and third party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing and profitability of diagnostic products are subject to government control. In the United States, the Company expects that there will continue to be a number of federal and state proposals to implement similar government control. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of diagnostic tests. Cost control initiatives could decrease the price that the Company or any of its strategic partners receives for any products in the future and have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that cost control initiatives have a material adverse effect on the Company's strategic partners, the Company's ability to commercialize its products and to realize royalties may be adversely affected.


The ability of the Company and any strategic partner to commercialize diagnostic products may depend in part on the extent to which reimbursement for the products will be available from government and health administration authorities, private health insurers and other third party payors. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Third party payors, including Medicare, increasingly are challenging the prices charged for medical products and services. Government and other third party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new products. There can be no assurance that any third party insurance coverage will be available to patients for any products developed by the Company or its strategic partners. If adequate coverage and reimbursement level are not provided by government and other third party payors for the Company's products, the market acceptance of these products may be reduced, which may have a material adverse effect on the Company's business, financial conditions and results of operations.

Limited Manufacturing, Sales, Marketing and Distribution Experience. The Company's clinical diagnostic products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. The Company has no experience in large-scale manufacturing and currently lacks the capability to manufacture its diagnostic products in accordance with regulatory requirements. If the Company is unable to develop or contract for manufacturing capabilities on acceptable terms, the Company's ability to manufacture products will be adversely affected, resulting in the delay of submission of products for regulatory approval, which in turn could adversely affect the Company's competitive position and financial condition. The Company also has limited experience in sales, marketing and distribution. To market any of its clinical diagnostic products directly, the Company must develop a substantial marketing and sales force with technical expertise and supporting distribution capability. Alternatively, the Company may obtain the assistance of established companies, as it has done with certain of its diagnostic products. There can be no assurance that the Company will be able to establish sales and distribution capabilities or that it or its collaborators will be successful in gaining market acceptance for its clinical diagnostics products.

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

The Company may be required to seek additional funding either through collaborative and licensing arrangements or through public or private debt or equity financing. There can be no assurance that additional financing will be available in a timely manner or on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to existing shareholders may result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish.

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

The Company's anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical trials, government approvals, manufacturing and marketing, are expected to place increased demands on the Company's resources. These demands are expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to acquire needed personnel or to develop needed expertise could have a material adverse effect on the Company's prospects for success. In addition, the Company relies on consultants and advisors to assist in formulating its research and development strategy. Substantially, all of the Company's consultants and advisors are employed by entities other than the Company and may have commitments to or consulting or advisory contracts with other entities that may affect their ability to contribute to the Company.

Year 2000 Potential Issues. Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to interpret properly dates beyond the year 1999 which could lead to business disruptions in the U.S. and internationally ("Year 2000" issues).

The Company has reviewed its business for Year 2000 issues regarding its business, financial and accounting systems. The Company believes that installation of new or upgraded software to address any Year 2000 issues could be done timely and should not cause any material disruptions, malfunctions or failures to its business. The Company is currently in the process of assessing whether its suppliers and collaborators have any Year 2000 issues. There can be no assurance that the Company's suppliers and collaborators are or will be timely Year 2000 compliant or that a failure of such timely Year 2000 compliance would not have a material adverse effect on the Company.

The total cost of the Company of these Year 2000 compliance activities has not been, and is not anticipated to be, material to its financial position or results of operations in any given year. These costs and the time at which the Company plans to complete any Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that these estimates will be achieved and actual results could differ from those plans.

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

Anti-takeover Provisions. The Company's Certificate of Incorporation and Bylaws require that any action required or permitted to be taken by stockholders of the Company must be effected at a duly called annual or special meeting of stockholders and may not be effected by written consent. Special meetings of the stockholders of the Company may be called only by the Board of Directors, the Chairman of the Board or the President of the Company. These and other charter provisions may discourage certain types of transactions involving an actual or potential change in control of the Company, including transactions in which the stockholders might otherwise receive a premium for their shares over then current prices, and may limit the ability of the stockholders to approve transactions they may deem to be in their best interests. In addition, the Board of Directors has the authority, without action by the stockholders, to fix the rights and preferences of and to issue shares of Preferred Stock, which also may have the effect of delaying or preventing a change in control of the Company.

Price Volatility in Public Market. The Company's Common Stock currently trades on the NASDAQ National Market. The securities markets have from time-to-time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded technology companies have in the past been, and can in the future be expected to be, especially volatile. Announcements of technological innovations or new products of the Company or its competitors, developments or disputes concerning patents or proprietary rights, publicity, competitors, regulatory developments in both the U.S. and foreign countries, and economic and other external factors, as well as period-to-period fluctuations in the Company's operating and product development results, may have a significant impact on the market price of the Company's Common Stock.

Control by Existing Shareholders. The Company's directors, officers and their affiliates own beneficially approximately 36% of the outstanding shares of Common Stock, of which approximately 27% is held by the Company's Chief Executive Officer. Accordingly, the Company's officers and directors, if they act in concert, will have the ability to influence significantly the election of the Company's directors and most other shareholder actions.

Absence of Dividends, Dilution. The Company has not paid any cash dividends since its inception and does not intend to pay any cash dividends in the foreseeable future. Dilution will occur upon the exercise of outstanding stock options of the Company and may occur upon future equity financing of the Company.

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

ITEM 3.  LEGAL PROCEEDINGS

On September 15, 1997, the Company filed a lawsuit in Maryland against Boehringer Mannheim GmbH ("BMG"), a German company, a business unit of Roche-BM, to which the Company has licensed certain rights to develop and commercialize diagnostic products based on the Company's ORIGEN technology. That lawsuit is pending in the Southern Division of the United States District Court for the District of Maryland. The Company's dispute with BMG arises out of a 1992 License and Technology Development Agreement (the "Agreement"), pursuant to which BMG developed and launched its "Elecsys" line of diagnostic products, which is based on ORIGEN technology. The Company alleges that BMG has failed to perform certain material obligations under the Agreement, including development and commercialization of ORIGEN technology according to the contractual timetable; exploitation of the license to the extent contemplated by the parties; phase out of certain non-royalty-bearing product lines; exploitation of ORIGEN technology only within BMG's licensed fields; proper treatment of intellectual property rights regarding ORIGEN technology; maintenance of records essential to the computation of royalties; and proper computation of royalties. In its lawsuit, the Company seeks damages as well as injunctive and declaratory relief, including a judicial determination of its entitlement to terminate the Agreement. The Company has agreed not to terminate the Agreement unless and until the Court determines its entitlement to do so.

In December 1997, IGEN International K.K., a Japanese subsidiary of the Company, filed a lawsuit in Tokyo District Court against Hitachi Ltd. ("Hitachi"). This lawsuit seeks to enjoin Hitachi from manufacturing, using or selling the Elecsys 2010 immunoassay instrument in Japan. The lawsuit also seeks to enjoin Hitachi from infringing the subsidiary's license registration, known in Japan as a "senyo-jisshi-ken," in connection with the development of the Mosys instrument. Hitachi is the sole manufacturer for BMG of the Elecsys 2010 immunoassay instrument. BMG is licensed to market the Elecsys 2010 worldwide to central hospital laboratories and clinical reference laboratories. Hitachi is also developing for BMG the Mosys instrument. The Company's Japanese subsidiary alleges that both the Elecsys 2010 and the Mosys are based on ORIGEN technology. The Company's ORIGEN technology is licensed to its Japanese subsidiary and to Eisai K.K. pursuant to a "senyo-jisshi-ken." The Company's Japanese subsidiary further alleges that Hitachi's manufacturing and selling of the Elecsys 2010 and the development of Mosys violate the "senyo-jisshi-ken." The lawsuit requests injunctive relief against Hitachi and destruction of the Elecsys 2010 and Mosys instruments in Hitachi's possession.

On April 21, 1998, the Company filed a motion for preliminary injunction in its Maryland lawsuit against BMG. In that motion, the Company has requested that the court enjoin BMG from marketing, selling, or distributing its Elecsys products outside of BMG's licensed field of use. The 1992 Agreement granted BMG rights to develop and commercialize diagnostic systems based on the Company's ORIGEN technology for use in centralized hospital laboratories and clinical reference laboratories only. The Company retains the rights to exploit its ORIGEN technology in all other clinical diagnostic markets. The Company recently learned that BMG was marketing Elecsys products outside of its licensed field of use. The Company has therefore asked the court to enjoin BMG from further sales outside of central hospital laboratories and clinical reference laboratories and has sought additional relief, including an order requiring BMG to refer all customers outside of BMG's licensed field to the Company for future reagent supply needs and to place all revenues derived from unauthorized sales in escrow pending the outcome of the litigation. The court has set a hearing on the Company's motion for preliminary injunction on July 27, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

The names and ages of all executive officers of the Company at June 12, 1998 and their respective positions and offices with the Company are set forth below. Each officer serves without a set term.



       Name                      Age        Position
       ----                      ---        --------
Samuel J. Wohlstadter            56         Chairman, Chief Executive Officer and Director
Richard J. Massey, Ph.D.         51         President, Chief Operating Officer and Director
Robert Connelly                  38         Vice President, Marketing and Sales
George V. Migausky               43         Vice President, Chief Financial Officer
Richard Pytelewski               48         Vice President, Operations



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

Robert Connelly, has been Vice President of Marketing and Sales since 1994, when he joined the Company. Previously, Mr. Connelly was the U.S. Marketing Manager for the Instrument Group at Abbott Laboratories, which he joined in 1983, where he was responsible for the marketing of chemistry and hematology systems and point-of-care and near-patient testing instruments.

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

Richard Pytelewski, has been Vice President of Operations since he joined the Company in 1994. Previously, Mr. Pytelewski provided operations consulting support to medical, pharmaceutical and diagnostic ventures from 1992 until joining the Company. Prior to consulting, Mr. Pytelewski was Vice President of Operations at Biomira, Inc., in Edmonton, Canada, supporting the worldwide distribution of in-vitro and in-vivo diagnostic and therapeutic products since 1989.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is quoted on the NASDAQ National Market System under the symbol IGEN. As of June 12, 1998, there were approximately 2,800 holders of record of the Company's Common Stock. No cash dividends have been paid on the Common Stock to date, and the Company currently intends to retain any earnings for development of the Company's business.

The following table sets forth, for periods indicated, the range of high and low closing sales prices of the Common Stock as quoted on the NASDAQ National Market System.



           Fiscal 1997             High                Low
           -----------             ----                ---
           First Quarter         $ 8 1/8            $  4 5/8
           Second Quarter        $ 8 1/4            $  6
           Third Quarter         $ 7 3/8            $  4 5/8
           Fourth Quarter        $ 7 5/8            $  5



           Fiscal 1998
           -----------
           First Quarter         $ 8                $  4 3/4
           Second Quarter        $ 13 7/8           $  7 1/16
           Third Quarter         $ 15 1/8           $ 10 5/8
           Fourth Quarter        $ 43               $ 12 1/4


ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data set forth below with respect to the Company's statements of operations for each of the years in the three year period ended March 31, 1998 and with respect to the balance sheets at March 31, 1998 and 1997 are derived from, and are qualified by reference to, the financial statements that have been audited by Deloitte & Touche LLP, independent auditors, and are included elsewhere in this Form 10-K. The statement of operations data for each of the years in the two year period ended March 31, 1995, and the balance sheet data at March 31, 1996, 1995 and 1994 are derived from audited financial statements not included in this Form 10-K. The following selected financial data should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-K.



                                                                  Fiscal Year Ended March 31,
                                                    -----------------------------------------------------
                                                    1998         1997        1996       1995         1994
                                                    (In thousands, except per share data)
Statement of Operations Data:
Revenues:
 Product Sales                                    $  5,614    $  6,360    $  4,583    $  2,555    $  1,356
 Royalty income                                      5,024         843          75          20        --
 License fees and contract revenue                   2,795       8,802      11,266      12,259      22,021
                                                  --------    --------    --------    --------    ---------
  Total                                             13,433      16,005      15,924      14,834      23,377
                                                  --------    --------    --------    --------    ---------

Operating Costs and Expenses:
 Products Costs                                      1,717       2,448       1,848       1,278         658
 Research and development                           11,615      13,114      14,078      12,267      10,911
 Marketing, general and administrative              11,761      10,910       8,725       8,707       4,608
                                                  --------    --------    --------    --------    ---------
  Total operating expenses                          25,093      26,472      24,651      22,252      16,177
                                                  --------    --------    --------    --------    ---------
Income (loss) from continuing
operations                                         (11,660)    (10,467)     (8,727)     (7,418)      7,200
Interest Income - net                                   55         586       1,079       1,489         559
Other expense                                         (225)         --          --          --          --
                                                  --------    --------    --------    --------    ---------
Income (loss) from continuing operations
 before income taxes                               (11,830)     (9,881)     (7,648)     (5,929)      7,759
Income taxes                                            --          --          --          --         163
                                                  --------    --------    --------    --------    ---------
Income (loss) from continuing
operations                                         (11,830)     (9,881)     (7,648)     (5,929)      7,596
Loss from discontinued operations                       --          --          --          --     (10,573)
                                                  --------    --------    --------    --------    ---------
Net loss                                          $(11,830)   $ (9,881)   $ (7,648)   $ (5,929)   $ (2,977)
                                                  --------    --------    --------    --------    ---------
                                                  --------    --------    --------    --------    ---------

Income (loss) per share:
 Continuing operations                            $   (.82)   $   (.66)   $   (.52)   $   (.40)   $    .57
 Discontinued operations                                --          --          --          --        (.79)
                                                  --------    --------    --------    --------    ---------
  Net loss                                        $   (.82)   $   (.66)   $   (.52)   $   (.40)   $   (.22)
                                                  --------    --------    --------    --------    ---------
                                                  --------    --------    --------    --------    ---------

Shares used in computing net income
 (loss) per share                                   15,116      14,959      14,779      14,769      13,413
                                                  --------    --------    --------    --------    ---------
                                                  --------    --------    --------    --------    ---------



                                                                                      March 31,
                                                  -----------------------------------------------------------------------------
                                                     1998              1997             1996              1995             1994
                                                                                   (In thousands)

Balance Sheet Data:
Cash, cash equivalents and short-term
  Investments                                    $   23,123      $     9,044         $  20,217       $   30,226        $   41,746
Working capital                                      17,591            4,431            13,700           21,484            31,437
Total assets                                         30,391           17,794            29,276           37,806            45,364
Long term obligations                                   146              158               329              418                 -
Accumulated deficit                                 (68,530)         (56,700)          (46,819)         (39,171)          (33,242)
Shareholders' equity                                 20,862            7,882            17,435           24,998            31,467


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company has devoted substantially all of its resources to the research and development of its proprietary technologies, primarily the ORIGEN technology for clinical diagnostic and life science research products. In 1994, the Company completed an initial public offering of 2,990,000 shares of common stock from which it received net proceeds of approximately $32 million and in December 1997, the Company completed an offering of convertible preferred stock from which it received net proceeds of $23.4 million. In addition to product sales, the Company's sources of revenue have consisted primarily of license or research payments pursuant to licensing or collaborative research agreements. The Company has entered into collaborative arrangements with corporate collaborators that provide for the development and marketing of certain ORIGEN systems. These agreements provide fees and royalties payable to the Company in exchange for licenses to produce and sell the resulting products. In the near term, the Company may selectively pursue additional strategic alliances although, over time, it expects an increasing amount of its revenues to be derived from sales of its products and royalties from corporate collaborations.

Results of Operations

YEARS ENDED MARCH 31, 1998 AND 1997. The Company reported a net loss of $11.8 million ($.82 per share) on revenues of $13.4 million for the year ended March 31, 1998. This compares with a net loss of $9.9 million ($.66 per share) on revenues of $16 million for the corresponding prior year ended March 31, 1997. During the current year, $10.6 million (79%) of the Company's revenue was generated from the sale of products, either directly by IGEN or from royalties on licensees sales. This represents a 47% increase from the $7.2 million of revenue recorded last year from comparable sources. During the fourth quarter of fiscal 1997, the Company's license and contract revenue converted to royalty income based on product sales of corporate licensees. Revenue from license fees and contract research were substantially replaced by royalties based on sales. Therefore, while royalty revenue increased during fiscal 1998, revenue from license fees and contract research decreased to $2.8 million from $8.8 million in fiscal 1997.

In 1992, the Company entered into a License and Technology Development Agreement with Boehringer Mannheim GMbH ("BMG"). Pursuant to the Agreement, BMG launched its Elecsys product line in 1996, which is based on IGEN's ORIGEN technology. The Company is involved in litigation with Roche-BM arising out of this agreement. See Item 3, "Legal Proceedings". One of the disputes at issue in the litigation relates to the computation of royalties to which the Company is entitled under the Agreement. The Company recorded royalty income from this Agreement of $4.4 million and $706,000 for the years ended March 31, 1998 and 1997, respectively. These amounts were offset by a $6 million advance, secured by future royalties, received from BMG in January 1997. Under the Company's interpretation of the Agreement which Roche-BM is disputing, estimated cumulative royalties due from Roche-BM which have not been recorded total at least $2.6 million.

Product costs were $1.7 million or (31% of product sales) for the year ended March 31, 1998 compared to $2.4 million (38% of product sales) for the corresponding prior year. Lower product costs and improved gross margins are attributable to a change in product mix between instruments, services and reagents and the reduction of sales to Organon Teknika for which the Company received no gross margin.

Operating costs, absent product costs, decreased to $23.4 million in the current year compared to $24 million last year. During fiscal 1998, research and development costs decreased $1.5 million (11%) to $11.6 million from $13.1 million in fiscal 1997 due to expiring external collaborations. Partially offsetting this decrease was an $851,000 (8%) increase in marketing, general and administrative expenses in fiscal 1998 over the prior year due primarily to professional and legal fees associated with the Company's litigation with BMG.

Interest income, net of other expense, decreased $532,000 from lower interest income derived from lower cash balances through the first nine months of fiscal 1998 coupled with accrued interest expense associated with the Advanced Royalty Agreement with BMG initiated during the fourth quarter of fiscal 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued).

Income (loss) from continuing operations over the next several years is likely to fluctuate substantially from quarter to quarter as a result of differences in the timing of revenues earned under license and product development agreements, and associated product development expenses.

As of March 31, 1998, the Company had net operating loss and general business credit tax carryforwards of approximately $55.3 million and $2.7 million, respectively. The Company's ability to utilize its net operating loss and general business credit tax carryforwards may be subject to an annual limitation in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Service Code of 1986, as amended.

The Company has reviewed its business for Year 2000 issues regarding its business, financial and accounting systems. The Company believes that installation of new or upgraded software to address any Year 2000 issues could be done timely and should not cause any material disruptions, malfunctions or failures to its business. The Company is currently in the process of assessing whether its suppliers and collaborators have any Year 2000 issues. There can be no assurance that the Company's suppliers and collaborators are or will be timely Year 2000 compliant or that a failure of such timely Year 2000 compliance would not have a material adverse effect on the Company. The total cost to the Company of these Year 2000 compliance activities has not been, and is not anticipated to be, material to its financial position or results of operations in any given year.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, both of which were effective for years beginning after January 1, 1998. SFAS No. 130 requires businesses to disclose comprehensive income and its components in the financial statements. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments. The Company does not believe that adoption of SFAS 130 will have a material impact on its financial position, and is assessing operating segments that it may report on upon adoption of SFAS No. 131.

YEARS ENDED MARCH 31, 1997 AND 1996. The Company had revenues of $16 million for the year ended March 31, 1997, compared to revenues of $15.9 million for the corresponding period in 1996. Fiscal 1997 revenue reflects a change in the revenue mix as compared to prior years. During 1997, a significant portion of the Company's license and contract fees converted to royalty income based on product sales of corporate partners. Fees from licenses and for contract research declined by $2.5 million in fiscal 1997 to $8.8 million and revenue from product sales and royalties increased to $7.2 million in fiscal 1997 from $4.7 million in the prior year. This transition occurred primarily in the fourth quarter of fiscal 1997 as license and contract revenue declined by $2.7 million while product sales and royalty income increased by $228,000 when compared to 1996.

The increase in royalty income is directly attributable to royalties generated through the Company's License Agreement with BMG which launched its Elecsys series of immunodiagnostic products in 1996 which are based on the Company's ORIGEN technology.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

Interest income (net) decreased to $586,000 in the year ended March 31, 1997 from $1.1 million in the corresponding period in 1996. The decrease reflects the lower level of interest income derived from lower cash balances during the 1997 period as well as accrued interest expense attributable under an Advance Royalty Agreement with Boehringer Mannheim.

Liquidity and Capital Resources

The Company has financed its operations through placements of Preferred and Common Stock, aggregating approximately $85 million through March 31, 1998. In December 1997, the Company completed a $25 million convertible preferred stock financing which included several of the Company's current investors, as well as new investor groups. Plans for the net proceeds from this financing include continuing research and development, as well as working capital needs related to general corporate expenditures, including the sales and marketing efforts related to current and future products and services. In addition, the Company has received funds from collaborative research and licensing agreements, and sales of its ORIGEN line of products. The financial impact of the change in revenue mix from license and contract fees to royalty payments is that revenue will be more contingent as it's based on direct sales by corporate collaborators utilizing the Company's licensed technology. As of March 31, 1998, the Company had $23.1 million in cash, cash equivalents and short term investments. Working capital, excluding current deferred revenue which is classified as a current liability, was $21.7 million at March 31, 1998. Including current deferred revenue, working capital was $17.6 million.

Net cash used for operating activities was $10 million and $10.4 during the years ended March 31, 1998 and 1997, respectively. License and collaboration agreements between the Company and its strategic corporate collaborators provided cumulative payments to the Company of approximately $80 million through March 31, 1998. Additionally, the Company received $6 million in January 1997 and $2.75 million in August 1997 under Advance Royalty Agreements with Roche-BM and Eisai, respectively.

The Company used approximately $751,000, $778,000, and $1.4 million of net cash for investing activities substantially related to the acquisition of laboratory equipment, furniture and leasehold improvements during the years ended March 31, 1998, 1997, and 1996, respectively. Additionally, during fiscal years 1998, 1997 and 1996, the Company incurred capital lease obligations of approximately $80,000, $113,400, and $150,000, respectively, related to acquisition of laboratory equipment, furniture and leasehold improvements. The Company believes material commitments for capital expenditures may be required in a variety of areas, such as product development programs. The Company has not, at this time, made commitments for any such capital expenditures or secured additional sources to fund such commitments.

The Company has no reason to believe that the existence of the BMG litigation is having a material adverse affect on BMG's sales pursuant to the Agreement or that a negative result for the Company in the BMG litigation would have a material adverse affect on BMG's sales, although there can be no assurance that the litigation or its outcome would not have such an effect. As it now stands, BMG will have the right to continue to market its Elecsys products to hospitals and clinical reference laboratories during the term of the Agreement unless and until the Company is determined to have the right to terminate the Agreement and then determines to terminate the Agreement. If the Company elects to terminate the Agreement, it would have a material adverse effect on the Company's royalty revenue from license sales unless and until the Company entered into a strategic partnership with another company that is able to develop and commercialize diagnostic instruments to central hospital laboratories and clinical reference laboratories. There can be no assurance, if the Company decided to terminate the Agreement, that the Company would be able to enter into such a strategic partnership on terms favorable to the Company.

The Company does not expect that failure to prevail in the Hitachi litigation by itself would have a material adverse effect on the Company's revenue or sales, since Hitachi would continue to manufacture BMG instruments and the Company would continue to earn royalties in connection therewith. There can be no assurance that the Company's failure in the Hitachi litigation would not have a material adverse effect or the success by the Company in the Hitachi

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

litigation could have a material adverse effect on the Company's intellectual property. Success by the Company in the Hitachi litigation could have a material adverse effect on the Company's royalty revenues from sales of Elecsys products to the extent that BMG's sales of Elecsys (or Mosys) instruments are hindered because it needs to find a new manufacturer for its instruments.

The Company has incurred and expects to incur substantial additional research and development expenses, manufacturing costs and marketing and distribution expenses and costs related to the Roche-BM litigation in the future. It is the Company's intention to selectively seek additional collaborative or license agreements with suitable corporate collaborators, although there can be no assurance the Company will be able to enter into such agreements or that amounts received under such agreements will reduce substantially the Company's funding requirements. Additional equity or debt financing may be required, and there can be no assurance that these funds may be available on favorable terms, if at all.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Index to Financial Statements                                            Page
-----------------------------                                            ----
Independent Auditors' Report                                              30

Statements of Operations for the Three Years                              31
Ended March 31, 1998, 1997 and 1996.

Balance Sheets at March 31, 1998 and 1997                                 32

Statements of Cash Flows for the Three Years                              33
Ended March 31, 1998, 1997 and 1996.

Statements of Stockholders' Equity for the Three Years                    34
Ended March 31, 1998, 1997, and 1996.

Notes to Financial Statements                                             35






INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of  Directors of IGEN International, Inc.:

We have audited the accompanying balance sheets of IGEN International, Inc. (the
Company) as of March 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all materials respects, the financial position of the Company as of March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.



Deloitte & Touche, LLP Washington, D.C.
May 29, 1998







IGEN International, Inc.
STATEMENTS OF OPERATIONS

                                                        YEAR ENDED MARCH 31,
                                           --------------------------------------------
                                                1998            1997            1996
                                                ----            ----            ----
REVENUES (Notes 1 and 2):
 Product sales                             $  5,614,515    $  6,359,866    $  4,582,566
 Royalty income                               5,023,800         843,356          75,444
 License fees and contract revenue            2,795,000       8,801,918      11,266,462
                                           ------------    ------------    -------------
   Total                                     13,433,315      16,005,140      15,924,472
                                           ------------    ------------    -------------

OPERATING COSTS AND EXPENSES:
 Product costs                                1,716,437       2,447,714       1,848,363
 Research and development (Note 2)           11,615,154      13,114,311      14,077,514
 Marketing, general, and administrative      11,761,158      10,910,174       8,725,146
                                           ------------    ------------    -------------
   Total                                     25,092,749      26,472,199      24,651,023
                                           ------------    ------------    -------------

LOSS FROM OPERATIONS                        (11,659,434)    (10,467,059)     (8,726,551)

INTEREST INCOME  - NET                           54,313         585,951       1,078,777

OTHER EXPENSE (Note 4)                          225,000         --               --
                                           ------------    ------------    -------------

NET LOSS                                   $(11,830,121)   $ (9,881,108)   $ (7,647,774)
                                           ------------    ------------    -------------
                                           ------------    ------------    -------------

LOSS PER SHARE (Note 1):
 Basic and Diluted loss per common share   $       (.82)   $       (.66)   $       (.52)
                                           ------------    ------------    -------------
                                           ------------    ------------    -------------

SHARES USED IN COMPUTING
 NET LOSS PER SHARE (Note 1)                 15,115,864      14,958,901      14,778,848
                                           ------------    ------------    -------------
                                           ------------    ------------    -------------


See notes to financial statements.

IGEN International, Inc.
BALANCE SHEETS


                                                                                                    MARCH 31,
                                                                                              ---------------------
                                                                                              1998             1997
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents (Note 1)                                                       $  1,502,233    $    789,895
 Short-term investments (Note 1)                                                            21,620,306       8,254,164
 Accounts receivable, net                                                                    1,474,346       1,782,884
 Notes receivable                                                                               77,661         417,459
 Inventory (Note 1)                                                                          1,435,011       2,074,685
 Other current assets (Notes 1, 4 and 6)                                                       863,693         865,706
                                                                                           -----------    ------------
  Total current assets                                                                      26,973,250      14,184,793
                                                                                           -----------    ------------

EQUIPMENT, FURNITURE, AND IMPROVEMENTS (Notes 1 and 7)                                       7,123,719       6,949,687
Accumulated depreciation and amortization                                                   (4,110,449)     (3,781,171)
                                                                                           -----------    ------------
 Equipment, furniture, and improvements, net                                                 3,013,270       3,168,516
                                                                                           -----------    ------------

OTHER ASSETS (Note 1)                                                                          404,364         440,417
                                                                                           -----------    ------------

TOTAL                                                                                     $ 30,390,884    $ 17,793,726
                                                                                           -----------    ------------
                                                                                           -----------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                     $  5,152,070    $  4,266,165
Deferred revenue (Note 1 and 2)                                                              4,138,751       5,392,507
Obligations under capital leases (Note 7)                                                       91,892          95,051
                                                                                           -----------    ------------
 Total current liabilities                                                                   9,382,713       9,753,723
                                                                                           -----------    ------------

OBLIGATIONS UNDER CAPITAL LEASES -
 NONCURRENT (Note 7)                                                                           146,060         158,303
                                                                                           -----------    ------------

COMMITMENTS and CONTINGENCIES (Note 7)                                                              --            --
                                                                                           -----------    ------------

STOCKHOLDERS' EQUITY: (Notes 1 and 3)
Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized, issuable in Series: Series A, 600,000 shares designated, none issued; Series
 B, 25,000 shares issued and outstanding                                                            25            --
Common stock:  $.001 par value, 50,000,000 shares authorized; 15,261,240 and
 14,987,416 shares issued and outstanding                                                       15,261          14,987
Additional paid-in capital                                                                  89,376,548      64,876,126
Accumulated deficit                                                                        (68,529,723)    (56,699,602)
Notes Receivable for Subscribed Stock                                                               --        (309,811)
                                                                                           -----------    ------------

  Total stockholders' equity                                                                20,862,111       7,881,700
                                                                                           -----------    ------------

TOTAL                                                                                     $ 30,390,884    $ 17,793,726
                                                                                           -----------    ------------
                                                                                           -----------    ------------



See notes to financial statements.

IGEN International, Inc.
STATEMENTS OF CASH FLOWS


                                                                                             YEAR ENDED MARCH 31,
                                                                                    -------------------------------------
                                                                                    1998            1997            1996
CASH FLOWS FROM OPERATIONS:
 Net loss                                                                      $(11,830,121)   $ (9,881,108)   $ (7,647,774)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Interest on note receivable from sale of common stock                                  --          (3,200)        (28,700)
  Amortization of deferred compensation                                                  --          90,715         108,840
  Depreciation and amortization                                                     888,930       1,221,154       1,025,753
  Loss on disposal of equipment, furniture, and improvements                         53,301              --              --
  Deferred revenue                                                               (1,253,756)     (2,139,674)       (505,215)
  Add (deduct) items not affecting cash:
  Decrease (increase) in accounts receivable                                        308,538         108,809        (602,564)
  Decrease (increase) in notes receivable                                           339,798        (417,459)             --
  Decrease (increase) in inventory                                                  639,674        (426,267)       (584,172)
  Decrease in other assets                                                            2,013         601,230         100,019
  Increase (decrease) in accounts payable and accrued expenses                      885,905         473,230        (224,824)
                                                                               -------------   -------------    -------------
   Net cash used in continuing operating activities                              (9,965,718)    (10,372,570)     (8,358,637)
                                                                               -------------   -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for equipment, furniture, and improvements                           (750,932)       (777,673)     (1,418,319)
 Sale of short-term investments                                                   8,780,620      30,725,898       8,496,327
 Purchase of short-term investments                                             (22,146,762)    (22,764,173)    (24,712,216)
                                                                               -------------   -------------    -------------
       Net cash (used in) provided by investing activities                      (14,117,074)      7,184,052     (17,634,208)
                                                                               -------------   -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of notes receivable from sale of subscribed stock, net                   309,811          39,817         106,016
 Issuance of convertible preferred stock, net                                    23,427,878              --              --
 Issuances of common stock                                                        1,072,843         200,420         309,594
 Repurchases of common stock                                                           --                --        (410,550)
 Principal payments under capital lease obligations                                 (15,402)       (262,971)       (237,317)
                                                                               -------------   -------------    -------------
  Net cash provided by (used in financing activities                             24,795,130         (22,734)       (232,257)
                                                                               -------------   -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                712,338      (3,211,252)    (26,225,102)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        789,895       4,001,147      30,226,249
                                                                               -------------   -------------    -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                         $  1,502,233    $    789,895       4,001,147
                                                                               -------------   -------------    -------------
                                                                               -------------   -------------    -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest Paid                                                               $     12,491    $     65,114      $     64,368



Supplemental Disclosures of Non-cash Investing and Financing Activities:
During the years ended March 31, 1998, 1997 and 1996, the Company incurred capital lease obligations of approximately $80,000, $113,000 and $150,000 for equipment, furniture and improvements.

See notes to financial statements.

IGEN International, Inc.
STATEMENTS OF STOCKHOLDERS' EQUITY




                                                    Convertible       Additional
                               Common Stock       Preferred Stock       Paid in     Accumulated    Deferred
                           Shares       Amount    Shares   Amount       Capital       Deficit        Comp.
                        ----------     --------   -------  ------     ----------    -----------    --------
BALANCE
    APRIL 1, 1995       14,781,690      $ 14,782                      $64,776,867  $(39,170,720)  $(199,555)

Issuance of 207,349
 shares of common
 stock                     207,349           207                          309,387             -           -
Repurchase of 80,509
   shares of common
   stock                  (80,509)           (80)                        (410,470)            -           -
Amortization of
 deferred
 compensation                   -             -                                 -             -     108,840
Changes in notes
receivable                      -             -                                 -             -           -
Net loss                        -             -                                 -    (7,647,774)          -
                        ----------      --------                      -----------  -------------  ----------
BALANCE
 MARCH 31, 1996        14,908,530        14,909                        64,675,784    (46,818,494) $ (90,715)

Issuance of 78,886
 shares of common
 stock                     78,886            78                           200,342              -          -
Amortization of
 deferred
 compensation                   -             -                                 -              -     90,715
Changes in notes
   receivable
Net loss                        -             -                                       (9,881,108)            -
                        ----------      --------                      -----------  -------------   ----------

BALANCE
 MARCH 31, 1997        14,987,416        14,987                        64,876,126     (56,699,602)        -

Issuance of 273,824
 shares of common
 stock                    273,824           274                         1,072,569               -         -
Issuance of 25,000
 shares of
 convertible
 preferred stock,
 net                            -             -    25,000      25      23,427,853               -         -
Changes in notes
 receivable                     -             -         -       -               -               -         -
Net loss                        -             -         -       -               -     (11,830,121)        -
                        ----------      --------   -------  -------    -----------  -------------   ----------
BALANCE
 MARCH 31, 1998        15,261,240       $15,261    25,000   $  25     $89,376,548    $(68,529,723)  $     -
                        ----------      --------   -------  -------    -----------  -------------   ----------
                        ----------      --------   -------  -------    -----------  -------------   ----------


                        Notes
                      Receivable
                         From
                       Sale of
                      Subscribed
                        Stock         Total
                      ----------     ------

BALANCE
 APRIL 1, 1995       $(423,744)   $ 24,997,630

Issuance of 207,349
 shares of common
 stock                       -         309,594
Repurchase of 80,509
   shares of common
   stock                     -        (410,550)
Amortization of
 deferred
 compensation                -         108,840
Changes in notes
receivable              77,316          77,316
Net loss                     -      (7,647,774)
                     -----------  -------------
BALANCE
 MARCH 31, 1996      $(346,428)     17,435,056

Issuance of 78,886
 shares of common
 stock                       -         200,420
Amortization of
 deferred
 compensation                -          90,715
Changes in notes
   receivable           36,617          36,617
Net loss                     -      (9,881,108)
                     -----------  -------------

BALANCE
 MARCH 31, 1997        (309,811)      7,881,700
Issuance of 273,824
 shares of common
 stock                        -       1,072,843
Issuance of 25,000
 shares of
 convertible                  -     23,427,878
 preferred stock,
 net                    309,811        309,811
Changes in notes
 receivable                   -    (11,830,121)
Net loss
                     -----------  -------------
BALANCE
 MARCH 31, 1998     $         -    $20,862,111
                     -----------  -------------
                     -----------  -------------



                      See notes to financial statements.

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

Organization and Business Activity - IGEN International, Inc. (the Company) develops, manufactures, and markets diagnostic systems utilizing its patented ORIGEN technology, which is based on electrochemiluminescence. During November, 1996, IGEN, Inc. was merged into a newly formed Delaware corporation, IGEN International, Inc. (the "Company"). These changes do not affect IGEN's business operations, employees, shareholders or its business locations.

Cash Equivalents and Short-Term Investments - Cash equivalents include cash in banks, money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less.

The company has classified its short term investments which consist of U.S. Government Obligations and Corporate Debt-Securities as "available for sale" which are recorded at market value. The recorded market value approximates cost and no unrealized gains or losses have been recorded in the accompanying financial statements.

Concentration of Credit Risk - The Company has invested its excess cash generally in securities of the U.S. Treasury, money market funds, certificates of deposit and corporate bonds. The Company invests its excess cash in accordance with a policy objective that seeks to ensure both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on their terms and concentrations by type and issuer. The Company has not experienced any losses on its investments, due to credit risk.

Inventory is recorded at the lower of cost or market using the first-in, first-out method and consists of the following:


                               1998                  1997
                               ----                  ----
Finished Goods             $    823,534           $ 1,095,052
Work in process                 117,515               150,251
Raw materials                   493,962               829,382
                           ------------           -----------
 Total                     $  1,435,011           $ 2,074,685
                           ------------           -----------
                           ------------           -----------



Equipment, Furniture, and Improvements are carried at cost. Depreciation is computed over the estimated useful lives of the assets, generally five years, using accelerated methods. Such property consists of the following:


                                      1998                  1997
                                      ----                  ----
Laboratory equipment               $ 2,967,443           $ 3,308,313
Furniture and office equipment       2,652,582             2,176,995
Leasehold improvements               1,503,694             1,464,379
                                   ------------           -----------
 Total                             $ 7,123,719           $ 6,949,687
                                   ------------           -----------
                                   ------------           -----------



Other Assets - The Company amortizes the cost of purchased patent rights on a straight-line basis over the estimated economic lives of such assets, ranging from five to twenty-one years. Accumulated amortization on purchased product technology rights was $223,368, $187,315, and $157,051 at March 31, 1998, 1997
and 1996, respectively.

Revenue Recognition - Nonrefundable license fees and milestone payments in connection with research and development contracts or commercialization agreements with corporate partners are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Amounts received in advance of performance under contracts or commercialization agreements are recorded as deferred revenue until earned. Product sales revenue is recorded as products are shipped.

The Company derives a significant portion of its revenue from product development and license agreements with certain companies (see Note 2).

Deferred Income Taxes - Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Loss Per Share - Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"). The Company's loss has been adjusted by dividends accumulated at March 31, 1998, on the Company's Convertible Preferred Series B Stock. There was no change in loss per share reported in prior periods related to the adoption of SFAS 128. See
Note 3.

New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, both of which were effective for years beginning after January 1, 1998. SFAS No. 130 requires businesses to disclose comprehensive income and its components in the financial statements. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments. The Company does not believe that adoption of SFAS 130 will have a material impact on its financial position, and is assessing operating segments that it may report on upon adoption of SFAS No. 131.

2.  LICENSE AND RESEARCH AGREEMENTS

In 1992, the Company entered into an agreement with Boehringer Mannheim GmbH, under which that company was granted rights to develop and market certain clinical diagnostic systems worldwide based on the Company's ORIGEN technology. Under the terms of the agreement, the Company received five $10 million license payments annually through January 1996 which were recognized as revenue on a ratable basis through December 1996. This agreement also provides the Company with additional payments for certain product development work, as well as royalties on product sales. In January 1997, the Company received $6 million under an Advance Royalty Agreement with Boehringer Mannheim of which $4.4 million and $706,000 was recognized as revenue in fiscal 1998 and 1997, respectively. Under the Company's interpretation of the Agreement which BMG is disputing, estimated cumulative royalties due from BMG which have not been recorded total at least $2.6 million. The Company is currently in litigation with Boehringer Mannheim (See Note 8).

During 1993, the Company entered into a $20 million license and stock purchase agreement with Organon Teknika, B.V. Under this agreement, the Company sold 346,135 shares of common stock, granted a license to develop and market certain diagnostic systems worldwide utilizing the Company's ORIGEN technology and agreed to invest $5 million in research and development under a joint development program. While there were no contract revenues recognized for the years ended March 31, 1998 and 1997, there was $1.1 milion of contract revenue recognized during the year ended March 31, 1996. Among other things, the agreement provides for royalty payments to the Company on product sales and for product supply arrangements between the parties. Sales to Organon Teknika under this agreement amounted to approximately $1.3 million, $1.4 million, and $1.1 million for the years ended March 31, 1998, 1997 and 1996, respectively.

During 1990, the Company granted a license to Eisai Co., Ltd., to market in Japan a certain clinical diagnostic system based on the Company's ORIGEN technology. The agreement provided license fees of $8 million tied to the achievement of product development milestones. This agreement also provides for royalty payments to the Company on product sales. In August 1997, the Company received $2.75 million as an advance royalty payment of which $ 290,000 was recognized as revenue in fiscal 1998.

During November 1995, the Company formed a joint venture for the development and commercialization of advanced diagnostic products utilizing a proprietary combination of multi-array technology together with the Company's ORIGEN(R) technology. Products based on these technologies would be used for high throughput, multiparameter analysis for DNA sequencing, clinical chemistry and immunodiagnostics. The joint venture is named Meso Scale Diagnostics, LLC ("MSD"), and was formed together with Meso Scale Technologies, LLC ("MST"), which is a noncontrolled affiliated company. The Company has agreed to provide initial capital contributions to MSD of $5 million over time, plus certain start up costs, in exchange for a 50% interest and to fund the organizational and certain ongoing (non-research) operating expenses of MSD. The Company will also participate in a collaborative research program. Through the year ended March 31, 1998, the Company has made cumulative contributions of approximately $2.8 million, of which $2.6 million was made during fiscal 1998. The Company has accounted for its investments in MSD as research and development funding arrangements and, accordingly, has recorded its payments as research and development expense.

3.  STOCKHOLDERS' EQUITY

Convertible Preferred Stock - In December 1997, the Company received net proceeds of $23.4 million from the issuance of 25,000 shares of Series B Convertible Preferred Stock, stated value $1,000 per share The Series B Convertible Preferred Stock is convertible into 1,790,831 shares of Common Stock of the Company at a rate of $13.96 per share in accordance with the terms of the Certificate of Designation, Powers, Preferences and Rights. The Series B Convertible Preferred Stock entitles its holders to a dividend payment of 7.75% compounded annually on the stated value of the stock and the Company may elect to make the dividends payable in common shares at a rate of $13.96 per share, rather than making the dividend payment in cash. If the Company elects to pay such dividends in shares of common stock, the Company may issue up to 810,174 shares to the holders of Series B Convertible Preferred Stock. For the purpose of calculating earnings per share for the year ended March 31, 1998, Net Loss of approximately $11,830,000 has been adjusted by accumulated dividends on Series B Convertible Preferred Stock of $541,000 ($.04 per share). The resulting calculation results in Net
Loss Available to Common Shareholders of approximately $12,371,000 ($.82 Net Loss Per Share).

Shareholder Rights Plan - In November 1996, the Board of Directors adopted a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of common stock par value $.001 per share, of the Company. The dividend is effective as of November 6, 1996 with respect to the shareholders of record on that date.

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

Stock Option Plan - During fiscal 1995, the Company adopted the 1994 Stock Option Plan under which 1,000,000 shares of Common Stock have been reserved for issuance upon exercise of options granted to employees or consultants and the 1994 Non-Employee Directors Stock Option Plan under which 150,000 shares of Common Stock have been reserved for issuance upon exercise of options granted to Non-Employee Directors. The 1994 Stock Option Plan replaced the 1985 Stock Option Plan which expired in February 1995 and continues to have unexercised options.

The Option Plans provide for the granting of both incentive stock options intended to qualify as such under Section 422 of the Internal Revenue Code of 1986, as amended, and supplemental stock options that do not so qualify. Generally, the options vest 20% after year one and ratably over the following 16 quarters, expiring ten years from date of grant.


A summary of the Company's Stock Option Plan and summarized Plan activity for the three years ended March 31, 1998 follows:


                                                               Weighted Average            Range of
                                          Number of Shares      Exercise Price          Exercise Price
   Outstanding on April 1, 1995             1,754,174                $2.25               $0.29-$ 9.63
    Granted                                    67,800                $5.27               $4.87-$ 6.25
    Exercised                                (207,349)               $1.82               $0.29-$ 5.50
    Forfeited                                (122,279)               $3.55               $0.57-$ 5.50
                                            ----------
   Outstanding on March 31, 1996            1,492,346                $2.60               $0.29-$ 9.63
    Granted                                   310,000                $5.00                     $ 5.00
    Exercised                                 (78,886)               $2.80               $0.29-$ 5.50
    Forfeited                                 (82,797)               $3.90               $0.29-$ 5.50
                                            ----------
   Outstanding on March 31, 1997            1,640,663                $2.69               $0.29-$ 9.63
    Granted                                   601,350                $6.67               $6.00-$20.00
    Exercised                                (273,824)               $3.91               $0.29-$ 8.75
    Forfeited                                 (33,265)               $5.29               $4.57-$ 5.50
                                            ----------
   Outstanding on March 31, 1998            1,934,924                $5.52               $0.29-$20.00
    (Weighted Average Remaining Contractual ----------
     Life - 6.55 years)                     ----------



At March 31, 1998, there were approximately 1.2 million stock options exercisable, under the Plan with a Weighted Average Exercise Price of $4.97.

Stock-Based Compensation - In 1997, the Company adopted Statement of Financial Accounting Standard No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. Upon adoption of SFAS 123, the Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and has provided below pro forma disclosures of the effect on net loss and loss per share as if the fair value-based method using the Black-Scholes model prescribed by SFAS 123 had been applied in measuring compensation expense.

If compensation cost for the Company's 1998, 1997 and 1996 grants for stock-based compensation had been determined consistent with the fair value-based method of accoung per SFAS 123, the Company's pro forma net loss and pro forma loss per share for the years ended December 31, 1998, 1997 and 1996 would be as follows:


                                 1998               1997             1996
                                 ----               ----             ----
  Net loss
   As reported               $(11,830,121)      $(9,881,108)     $(7,647,774)
   Pro forma                 $(12,129,594)      $(9,996,268)     $(7,684,584)

  Basic loss per share
   As reported                      $(.82)            $(.66)           $(.52)
   Pro forma                        $(.84)            $(.67)           $(.52)


The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing models with the following assumptions:


                                                     1998      1997        1996
                                                     ----      ----        ----
    Expected dividend yield                             0%         0%         0%
    Expected stock price volatility                 53.24%       3.5%      49.0%
    Risk-free interest rate                          6.74%         6%       5.5%
    Expected option term                           5 years    5 years    5 years



Notes Receivable For Subscribed Stock - Notes receivable arising from the sale of common stock (net of subsequent repayments) are presented in the accompanying financial statements as a reduction of stockholders' equity. The notes, which had terms of four years and bore interest with a range of 6-8%, were retired in fiscal 1998.

4. INCOME TAXES

For the years ended March 31, 1998, 1997, and 1996 the Company recorded no federal or state income tax expense and did not pay federal or state tax, as calculated by applying statutory rates to pretax income. During fiscal 1998, the Company received a $4.75 million payment from its Japanese corporate partner, Eisai, Ltd net of the Japanese tax withholding of $475,000. The Company recognized revenues of $2.3 million under this arrangement in fiscal 1998 and recorded the associated foreign tax of $225,000 which is reflected in Other Expense on the financial statements.

As of March 31, 1998, the Company has available for income tax reporting purposes net operating loss and general business credit carryforwards approximating $55.3 million and $2.7 million, respectively. These carryforwards expire in varying amounts through March 31, 2013. The use of the Company's net operating loss carryforward may be significantly reduced, if substantial changes in stock ownership take place. The potential tax benefits of the unused carryforwards have not been recorded for financial statement purposes because of the uncertainty of realizing those benefits in the future.

The approximate tax effects of temporary differences that gave rise to the Company's deferred tax assets and liabilities are as follows:


                                                                      Year Ended March 31,
                                                                     1998                1997
                                                                     ----                ----
    Deferred tax assets:
     Deferred revenue                                        $     1,571,069      $   2,046,996
     Net operating loss and tax credit carryforwards              23,727,022         18,305,819
     Other                                                            61,416            304,221
     Less valuation allowance                                   (25,359,507)        (20,657,036)
                                                              ---------------     --------------
    Net deferred tax assets                                  $            -       $           -
                                                              ---------------     --------------
                                                              ---------------     --------------


5.  EMPLOYEE SAVINGS PLAN

The Company has an Employee Savings Plan (the Plan) qualifying under Section 401(k) of the Internal Revenue Code and subject to the Employee Retirement Income Security Act of 1974, as amended. Effective April 1, 1997, the Company began contributing a 25% match on the first 6% of contributions from qualified individuals participating in the Plan. This Company contribution totaled $129,000 for the year ended March 31, 1998.

The Company is not obligated under any other postretirement benefit plan.

6.  RELATED PARTIES

Certain shareholders of the Company are also shareholders of several other companies which are considered affiliates of IGEN for the purpose of this disclosure. As discussed in Note 2, the Company has entered into transactions with companies that were affiliated through common shareholders. Amounts due from affiliated companies for services rendered and certain shared costs were approximately $43,500 and $58,400 at March 31, 1998 and 1997, respectively. During 1997 and 1996, the Company incurred approximately $212,500 and $487,500, respectively, in expenses under a research contract with an affiliate. Additionally during 1996, the Company prepaid $500,000 for a research and supply agreement with another affiliate. There were no such expenditures made in fiscal 1998.

The Company has licensed certain diagnostic technologies from affiliated companies and has licensed certain pharmaceutical technologies to affiliated companies. No royalties have ever been earned or accrued under these license agreements.

7.  COMMITMENTS AND CONTINGENCIES

Capital Leases - The Company is obligated under capital lease agreements, for certain equipment, furniture and building improvements. The aggregate discounted lease payments are recorded as a liability, and the fair market value of the related leased assets are capitalized and amortized over the assets estimated useful lives. Total assets capitalized pursuant to such agreements were approximately $1 million at March 31, 1998.

The future minimum payments under these lease agreements at March 31, 1998 are as follows:


    1999                                                   $     105,580
    2000                                                          99,992
    2001                                                          50,677
    2002                                                          23,156
    2003                                                          19,297
                                                              ----------
    Total minimum payments                                       298,702
    Amount representing interest                                 (60,750)
                                                              -----------
    Obligations under capital leases                             237,952
    Current portion                                              (91,892)
                                                              -----------
    Obligations under capital leases - noncurrent           $    146,060
                                                              ----------
                                                              ----------


Operating Leases - During 1995, the Company entered into a lease for an office, laboratory and manufacturing facility with a term of ten years, and an option to terminate the lease after five years. Rent expense for facility and equipment operating leases totaled approximately $1.5 million, $1.5 million, and $1.6 million for the years ended March 31, 1998, 1997, and 1996, respectively.

Research Agreements - The Company has entered into agreements with entities to fund research and development programs.

At March 31, 1998, the future minimum lease and research payments under these agreements are as follows:



                                                     Research
                           Operating Leases         Agreements
                           ----------------         ----------
    1999                   $     1,455,591          $1,000,000
    2000                         1,478,659           1,000,000
    2001                         1,523,019             200,000
    2002                         1,568,838                  --
    2003                         1,615,903                  --
    Thereafter                   3,087,418                  --
                            ---------------         -----------
    Total                   $   10,729,428          $2,200,000
                            ---------------         -----------
                            ---------------         -----------



8. LITIGATION

Boehringer Mannheim

On September 15, 1997, the Company filed a lawsuit in Maryland against Boehringer Mannheim GmbH ("BMG"), a German company, a business unit of Roche-BM, to which the Company has licensed certain rights to develop and commercialize diagnostic products based on the Company's ORIGEN technology. That lawsuit is pending in the Southern Division of the United States District Court for the District of Maryland. The Company's dispute with BMG arises out of a 1992 License and Technology Development Agreement (the "Agreement"), pursuant to which BMG developed and launched its "Elecsys" line of diagnostic products, which is based on ORIGEN technology. The Company alleges that BMG has failed to perform certain material obligations under the Agreement, including development and commercialization of ORIGEN technology according to the contractual timetable; exploitation of the license to the extent contemplated by the parties; phase out of certain non-royalty-bearing product lines; exploitation of ORIGEN technology only within BMG's licensed fields; proper treatment of intellectual property rights regarding ORIGEN technology; maintenance of records essential to the computation of royalties; and proper computation of royalties. In its lawsuit, the Company seeks damages as well as injunctive and declaratory relief, including a judicial determination of its entitlement to terminate the Agreement. The Company has agreed not to terminate the Agreement unless and until the Court determines its entitlement to do so. The litigation against BMG may have a material adverse effect upon the Company regardless of whether the outcome is favorable or not.

The Company recorded royalty income from this Agreement of $4.4 million and $706,000 for the years ended March 31, 1998 and 1997, respectively. These amounts were offset by a $6 million advance, secured by future royalties, received from BMG in January 1997.

Hitachi

In December 1997, IGEN International K.K., a Japanese subsidiary of the Company, filed a lawsuit in Tokyo District Court against Hitachi Ltd. ("Hitachi"). This lawsuit seeks to enjoin Hitachi from manufacturing, using or selling the Elecsys 2010 immunoassay instrument in Japan. The lawsuit also seeks to enjoin Hitachi from infringing the subsidiary's license registration, known in Japan as a "senyo-jisshi-ken," in connection with the development of the Mosys instrument. Hitachi is the sole manufacturer for BMG of the Elecsys 2010 immunoassay instrument. BMG sells the Elecsys 2010 worldwide to central hospital laboratories and clinical reference laboratories. Hitachi is also developing for BMG the Mosys instrument. The Company's Japanese subsidiary alleges that both the Elecsys 2010 and the Mosys are based on ORIGEN technology. The Company's ORIGEN technology is licensed to its Japanese subsidiary and to Eisai K.K. pursuant to a "senyo-jisshi-ken." The Company's Japanese subsidiary further alleges that Hitachi's manufacturing and selling of the Elecsys 2010 and the development of Mosys violate the "senyo-jisshi-ken." The lawsuit requests injunctive relief against Hitachi and destruction of the Elecsys 2010 and Mosys instruments in Hitachi's possession.

Other Matters

From time to time, claims and pending legal proceedings arise that generally involve the Company's technology and possible patent infringement. These cases are routine matters in which disposition of such proceedings are not expected to have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    (a.) Directors. The information with respect to directors required under this item is incorporated herein by reference to the section captioned "Election of Directors" in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders to be held on September 23, 1998.

    (b) Executive Officers. The information with respect to executive officers required under this item is incorporated herein by reference to Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

The information required under this item is incorporated herein by reference to the sections entitled "Election of Directors -- Compensation for Directors", "--Compensation of Executive Officers", "--Compensation Arrangements and Employment Agreements", "-- Report of the Compensation Committee", in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders to be held on September 23, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required under this item is incorporated herein by reference to the section entitled "Principal Shareholders" in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders to be held on September 23, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required under this item is incorporated herein by reference to the sections entitled "Election of Directors -- Compensation Arrangements and Employment Agreements" and "-- Certain Transactions" in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders to be held on September 23, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)(1) Index to Financial Statements.

The financial statements listed in the Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

    (a)(2) Index to Financial Statement Schedules.

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

    (a)(3) Index to Exhibits.

The Exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits.

    (b) Reports on Form 8-K: On April 22, 1998, the Company filed a Form 8-K announcing the Company's request for injunction against Roche-Boehringer Mannheim from marketing, selling or distributing its Elecsys products, which are based on IGEN's proprietary ORIGEN(R) technology, to physicians' office laboratories.

    (c)(1) Exhibits The response to this portion of Item 14 is submitted as a separate section of this -------- Form 10-K.

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

                            IGEN International, Inc.


June 26, 1998               By: /s/ Samuel J. Wohlstadter
                              -------------------------------
                              Chief Executive Officer

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



Signature                             Title                             Date
---------                             -----                             ----
/s/ Samuel J. Wohlstadter     Chief Executive Officer              June 26, 1998
---------------------------   (Principal Executive Officer);
Samuel J. Wohlstadter         Director

/s/ George V. Migausky        Vice President                       June 26, 1998
---------------------------   and Chief Financial Officer
George V. Migausky            (Principal Financial and Accounting
                              Officer)

/s/ Richard J. Massey         President, Chief Operating Officer;  June 26, 1998
---------------------------   Director
Richard J. Massey

/s/ Edward Lurier             Director                             June 26, 1998
---------------------------
Edward Lurier

/s/ William O'Neill            Director                            June 26, 1998
---------------------------
William O'Neill

/s/ Robert Salsmans            Director                            June 26, 1998
---------------------------
Robert Salsmans


                                Index to Exhibits


Exhibit
Number                        Description of Document
--------                      -----------------------
2.1(8)        Agreement and Plan of Merger effective November 19, 1996 (by virtue of a reincorporation), by and between IGEN, Inc., a
              California corporation, and IGEN International, Inc. a Delaware corporation.

3.1(4)        Third Amended and Restated Articles of Incorporation of the
              Registrant.

3.2(3)        Bylaws of the Registrant.

3.3(8) The Registrant's (as successor in interest to IGEN, Inc. by virtue of a reincorporation effective November 19, 1996) Certificate of Incorporate, as filed with the Secretary of State of the State of Delaware on August 30, 1996.

3.4(8)        The Registrant's Certificate of Designation of Series A Junior
              Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on November 18, 1996.

3.5(8) The Registrant's (as successor in interest to IGEN, Inc. by virtue of a reincorporation effective November 19, 1996) Bylaws, as currently in effect.

4.1(6)        Rights Agreement, dated as of December 21, 1995, between the
              Company and the First National Bank of Boston.

4.2(6)        Form 8-A, filed December 29, 1995, registering the Preferred Share
              Purchase Rights.

4.3           Reference is made to Exhibits 3.1 and 3.2.

4.4(7)        Form of Specimen Right Certificate.

4.5(7) Rights Agreement, dated November 6, 1996, between the Registrant and The First National Bank of Boston.

10.1(2) Registration Agreement between the Registrant and the parties names therein dated March 17, 1988, as amended through March 30, 1993.

10.2(3)       Form of Waiver and Amendment of Registration Agreement executed in
              December 1993, amending in certain respects the Registration
              Agreement dated as of March 17, 1988.

10.3(3) Agreement between the Registrant and The Perkin-Elmer Corporation dated March 30, 1990, with Addendum to Agreement dated February
              21, 1991 (with certain confidential information deleted).

10.4(3)       Agreement between the Registrant and Eisai Co., Ltd. dated May 25,
              1990 (with certain confidential information deleted).

10.4.1(1)     Supplemental Agreement between Eisai Co., Ltd. and the Registrant

10.5(3)       License and Development Technology Agreement between the
              Registrant and Boehringer Mannheim GmbH dated September 23, 1992
              (with certain confidential information deleted).

10.5.1(2)     Advanced Royalty Agreement between the Registrant and Boehringer
              Mannheim GmbH dated January 9, 1997 (with certain confidential information deleted).

10.6(3)       License Agreement between the Registrant and Hyperion Catalysis
              International ("Hyperion") dated October 10, 1993 as amended March
              15, 1990.

10.7(3)       Common Stock Purchase Agreement between the Registrant and Organon
              Teknika B.V. ("Organon") dated May 19, 1993.

10.8(3) License and Technology Development agreement between the Registrant and Organon dated May 19, 1993 (with certain confidential information deleted).




Exhibit
Number                        Description of Document
--------                      -----------------------
10.9(3)       Agreement and Plan of Reorganization and Agreement and Plan of
              Merger between the Registrant and Molecular Displays, Inc. dated
              March 9, 1993.

10.10(3)      Term Sheet for Consolidation of Research Projects between the
              Registrant and Proteinix Corporation dated December 14, 1993 (with certain confidential information deleted).

10.11(3) Term Sheet for consolidation of Cancer Research Projects between the Registrant and Pro-Neuron, Inc. dated December 14, 1993 (with certain confidential information deleted).

10.12(3)      Join Venture Agreement between the Registrant and Hyperion dated
              May 28, 1993.

10.13(3)      Product Development and Marketing Agreement between the
              Registrant, Hyperion and HyperGen dated May 29, 1993.

10.14(3) Form of Indemnity Agreement entered into between the Registrant and its Directors and Officers.

10.15(3) Registrant's 1985 Stock Option Plan, as amended, and related Form of Incentive Stock Option Grant and Form of Nonqualified Stock
              Option Grant.

10.16(5)      Registrant's 1994 Stock Option Plan, and related Form of Incentive
              Stock Option Grant.

10.17(5) Registrant's 1994 Non-Employee Directors Stock Option Plan, and related Form of Incentive Stock Option Grant.

10.18(5)      Lease Agreement between the Registrant and W-M 16020 Limited
              Partnership dated October 5, 1994.

10.19(5)      Agreement for Purchase and Sale of Joint Venture Interest between
              Registrant and Hyperion Catalysis International, dated December
              28, 1994

10.20(6)      Joint Venture Agreement, dated as of November 30, 1995, between
              MSD, MST and the Company.

10.21(6)      Limited Liability Company Agreement, dated as of November 30,
              1995, between MSD, MST and the Company.

10.22(6)      IGEN/MSD License Agreement, dated as of November 30, 1995, between
              MSD and the Company.

10.23(6) Indemnification Agreement, dated as of November 30, 1995, between the Company and Jacob Wohlstadter.

11.1          Calculation of net loss per share. Filed herewith.

23.1          Consent of Deloitte & Touche LLP. Filed herewith.

27.1          Financial Data Schedule. Filed herewith.



----------

    (1) Previously filed as an exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997.

    (2) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1997.

    (3) Previously filed as an exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-72992) and incorporated by reference herein.

    (4) Previously filed as an exhibit to the Registrant's Form 10-Q for the quarter ended December 31, 1996.

    (5) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

    (6) Previously filed as an exhibit to the Registrant's Form 10-Q for the quarter ended December 31, 1995.

    (7) Incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-A filed December 11, 1996.

    (8) Previously filed as an exhibit to the Registrant's Form 10-Q for the quarter ended December 31, 1996.