Form 10-Q
period 1998-06-30
IGEN INTERNATIONAL INC /DE
filed 1998-08-11
CIK 916304

                                 Finance/10Q697
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                         For Quarter Ended June 30, 1998

                         Commission File Number 0-23252

                            IGEN International, Inc.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      DELAWARE                                         94-2852543
-----------------------------------------------------------------------------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                      Identification No.)



                 16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD 20877
         ----------------------------------------------------------------
          (Address of principal executive offices)        Zip Code)


                                  301-984-8000
         ----------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes X ______           No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                   Outstanding at July 30, 1998
                 ------                  ----------------------------
        Common Stock, $0.001 par value            15,312,235


                            IGEN International, Inc.
                                    Form 10-Q
                       For the Quarter Ended June 30, 1998


                                      INDEX



                                                                                         PAGE
                                                                                         ----

PART I   FINANCIAL INFORMATION
------------------------------

Item 1:           FINANCIAL STATEMENTS

                  Balance Sheets - June 30, 1998 and March 31, 1998                       3

                  Statements of Operations - For the three months ended
                  June 30, 1998 and 1997                                                  4

                  Statements of Cash Flows - For the three months ended
                  June 30, 1998 and 1997                                                  5

                  Notes to Financial Statements                                           6


Item 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                    10


PART II  OTHER INFORMATION
---------------------------

Item 1:           LEGAL PROCEEDINGS                                                      14

Item 6:           EXHIBITS AND REPORTS ON FORM 8-K                                       14

SIGNATURES                                                                               15

                            IGEN International, Inc.
                                 BALANCE SHEETS
                                 (In thousands)


                                                                                     June 30,           March 31,
                                                                                       1998               1998
                                                                                 ----------------   ----------------
                ASSETS                                                             (Unaudited)
                ------
                CURRENT ASSETS:
                Cash and cash equivalents                                        $          1,212   $          1,502
                Short term investments                                                     17,339             21,620
                Accounts receivable, net                                                    2,019              1,552
                Inventory                                                                   1,531              1,435
                Other current assets                                                          852                864
                                                                                 ----------------   ----------------
                   Total current assets                                                    22,953             26,973
                                                                                 ----------------   ----------------

                EQUIPMENT, FURNITURE, AND IMPROVEMENTS                                      7,645              7,124
                Accumulated depreciation and amortization                                  (4,383)            (4,111)
                                                                                 ----------------    ---------------
                   Equipment, furniture, and improvements, net                              3,262              3,013
                                                                                 ----------------    ---------------
                OTHER ASSETS                                                                  398                405
                                                                                 ----------------    ---------------
                TOTAL                                                            $         26,613    $        30,391
                                                                                 ----------------    ---------------
                                                                                 ----------------    ---------------

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

                CURRENT LIABILITIES:
                Accounts payable and accrued expenses                            $          5,224    $         5,152
                Deferred revenue                                                            2,728              4,139
                Obligations under capital leases                                              100                 92
                                                                                 ----------------    ---------------
                       Total current liabilities                                            8,052              9,383
                                                                                 ----------------    ---------------
                NONCURRENT LIABLITIES:
                  Obligations under capital leases                                            313                146
                  Convertible preferred stock dividend payable                               1,035                 -
                                                                                 -----------------   ---------------
                                                                                             1,348               146
                                                                                 -----------------   ---------------

                COMMITMENTS AND CONTINGENCIES (See Note 3)
                                                                                                 -                 -

                STOCKHOLDERS' EQUITY:
                Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized, issuable in Series: Series A, 600,000 shares
                  designated, none issued; Series B, 25,000 shares issued and outstanding - liquidation value of $25,000,000 plus accrued and unpaid dividends
                                                                                                 1                 1
                Common stock: $.001 par value, 50,000,000 shares
                  authorized: 15,310,250 and 15,261,240 issued and
                  outstanding                                                                   15                15
                Additional paid-in capital                                                  88,632            89,376
                Accumulated deficit                                                        (71,435)          (68,530)
                                                                                 -----------------      ------------
                   Total stockholders' equity                                               17,213            20,862
                                                                                 -----------------      ------------

                TOTAL                                                            $          26,613      $     30,391
                                                                                 -----------------      ------------
                                                                                 -----------------      ------------


                       See notes to financial statements.

                            IGEN International, Inc.
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                         Three months ended
                                                                              June 30,
                                                                       1998              1997
                                                                    ---------           --------
                                                                             (Unaudited)
                REVENUES:
                    Product sales                                     $  1,256   $          1,764
                    Royalty income                                       2,226                464
                    License and contract revenue                           205                395
                                                             -----------------    ----------------


                       Total                                             3,687              2,623
                                                             -----------------   ----------------
                OPERATING COSTS AND EXPENSES:
                    Product costs                                          301                643
                    Research and development                             3,023              2,901
                    Marketing, general and administrative                3,418              2,711
                                                             -----------------   ----------------

                       Total                                             6,742              6,255
                                                             -----------------   ----------------

                LOSS FROM OPERATIONS                                    (3,055)            (3,632)
                INTEREST INCOME (EXPENSE) - net                            150                (39)
                                                             -----------------   ----------------

                NET LOSS                                      $         (2,905)  $         (3,671)
                                                              -----------------  -----------------
                                                              -----------------  -----------------
                LOSS PER SHARE (Note 2):
                  Basic and diluted per common share          $          (0.22)  $          (0.24)
                                                              -----------------  -----------------
                                                              -----------------  -----------------




                       See notes to financial statements.

                            IGEN International, Inc.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                        Three months ended
                                                                             June 30,
                                                                     1998               1997
                                                                   ------------   ----------
                                                                           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $ (2,905)   $ (3,671)

   Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization                                         272         217
     Deferred revenue                                                   (1,411)       (336)
     Add (deduct) items not affecting cash:
       Increase in accounts receivable                                    (467)       (164)
       (Increase) decrease in inventory                                    (96)        369
       Decrease in other current assets                                     12          88
       Increase (decrease) in accounts payable and accrued expenses         72         (21)
       Decrease in other non-current assets                                  7           7
                                                                      ---------     -------
                  Net cash used in operating activities                 (4,516)     (3,511)
                                                                      ---------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for equipment, furniture and improvements                  (323)       (151)
  Purchase of short-term investments                                    (8,506)       --
  Sale of short-term investments                                        12,787       7,195
                                                                      --------    --------
                  Net cash provided by investing activities              3,958       7,044
                                                                      --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment  of notes receivable from sale of common stock, net           --            15
  Issuance of common stock - net                                           291         136
  Principal payments under capital lease obligations                       (23)        (60)
                                                                      --------    --------

                  Net cash provided by financing activities                268          91
                                                                      --------    --------

NET (DECREASE)  INCREASE IN CASH AND CASH EQUIVALENTS                     (290)      3,624

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           1,502         790
                                                                      --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  1,212    $  4,414
                                                                      --------    --------
                                                                      --------    --------

         SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
         During the quarter ended June 30, 1998, the Company incurred capital lease obligations and accrued but unpaid preferred stock dividends of approximately $200,000 and $494,000, respectively. There were no such comparable items for the period end June 30, 1997.

                       See notes to financial statements.

                            IGEN International, Inc.
                                    Form 10-Q
                       For the Quarter Ended June 30, 1998

NOTES TO FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation and Accounting Policies

The financial statements of IGEN International, Inc. (the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at June 30, 1998 and the Company's results of operations and cash flows for the three month periods ended June 30, 1998 and 1997. Interim period results are unaudited and are not necessarily indicative of results of operations or cash flows for a full year period. The balance sheet at March 31, 1998 was derived from audited financial statements at such date.

Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying financial statements and these notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's most recent annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.


2.  Summary of Significant Accounting Policies

Cash Equivalents and Short-Term Investments - Cash equivalents include cash in banks, and money market funds, securities of the U.S. Treasury and certificates of deposit with original maturities of three months or less.

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

Inventory is recorded at the lower of cost or market using the first-in, first-out method and consists of the following (in thousands):


                              June 30, 1998            March 31, 1998


Finished goods                 $  796                    $  824
Work in process                   292                       117
Raw materials                     443                       494
                               ------                    ------

Total                          $1,531                    $1,435
                               ------                    ------
                               ------                    ------


                            IGEN International, Inc.
                                    Form 10-Q
                       For the Quarter Ended June 30, 1998

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

2.  Summary of Significant Accounting Policies (continued)

Equipment, Furniture, and Improvements are carried at cost. Depreciation is computed over the estimated useful lives of the assets, generally five years, using accelerated methods.

Revenue Recognition - Product sales revenue is recorded as products are shipped. Nonrefundable license fees, option fees, and milestone payments in connection with research and development contracts or commercialization agreements with corporate partners are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Amounts received in advance of performance under contracts or commercialization agreements are recorded as deferred revenue until earned. Royalty income is recorded based upon licensees' reports furnished to the Company.

Loss Per Share - Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"). There was no change in loss per share reported in periods prior to the adoption of SFAS 128. Loss per share computations at June 30, 1998 and 1997 follow:

                                                            Three months ended
                                                                  June 30,
                                                              1998         1997
                                                            ---------  ---------

Weighted average number of common shares outstanding           15,294      15,013
                                                             ---------  ---------

Net loss                                                     $ (2,905)   $ (3,671)

Plus accrued Series B convertible preferred stock dividend
                                                                 (494)       --
                                                             --------    --------

Loss attributable to common shareholders                     $ (3,399)   $ (3,671)
                                                             --------    --------
                                                             --------    --------

Loss per share - basic and diluted                           $  (0.22)   $  (0.24)
                                                             --------    --------
                                                             --------    --------

Under SFAS 128, accrued Series B preferred stock dividends are added to the net loss for the purpose of computing loss per share. Generally, dividends are payable upon conversion, maturity or redemption and the Company may periodically elect to pay dividends in stock rather than cash. Accrued dividends through June 30, 1998 have been recorded as a long-term liability in the accompanying financial statements.


New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, both of which are effective for the Company's fiscal year 1999. SFAS No. 130 requires businesses to disclose comprehensive income (loss) and its components in the financial statements. During the quarter ended June 30, 1998 and 1997, the Company's comprehensive income (loss) approximated its net income (loss) for the period. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments. The Company is continuing to assess operating segments that it may report on upon adoption of SFAS No. 131.

                            IGEN International, Inc.
                                    Form 10-Q
                       For the Quarter Ended June 30, 1998

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

2.  Summary of Significant Accounting Policies (continued)

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for years beginning after June 15, 1999 and requires the recognition of all derivatives at fair value as either assets or liabilities in the statement of financial position. Under certain conditions, a derivative may be designated as a hedging instrument. For a derivative not designated as a hedging instrument, any gain or loss in fair value is recognized in earnings in the period of change. For a derivative instrument designated as a hedge, earnings or comprehensive income will reflect the extent to which the hedge is not effective in achieving offsetting changes in fair value in the period of change. The Company does not believe that adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

3. LITIGATION

Boehringer Mannheim

On September 15, 1997, the Company filed a lawsuit in Maryland against Boehringer Mannheim GmbH, now a business unit of F. Hoffman LaRoche ( referred to herein as Roche-BMG), to which the Company has licensed certain rights to develop and commercialize diagnostic products based on the Company's ORIGEN technology. That lawsuit is pending in the Southern Division of the United States District Court for the District of Maryland. The Company's dispute with Roche-BMG arises out of a 1992 License and Technology Development Agreement (the "Agreement"), pursuant to which Roche-BMG developed and launched its "Elecsys" line of diagnostic products, which is based on ORIGEN technology. The Company alleges that Roche-BMG has failed to perform certain material obligations under the Agreement, including development and commercialization of ORIGEN technology according to the contractual timetable; exploitation of the license to the extent contemplated by the parties; phase out of certain non-royalty-bearing product lines; exploitation of ORIGEN technology only within Roche-BMG's licensed fields; proper treatment of intellectual property rights regarding ORIGEN technology; maintenance of records essential to the computation of royalties; and proper computation of royalties. In its lawsuit, the Company seeks damages as well as injunctive and declaratory relief, including a judicial determination of its entitlement to terminate the Agreement. The Company has agreed not to terminate the Agreement unless and until the Court determines its entitlement to do so. This litigation against Roche-BMG may have a material adverse effect upon the Company regardless of whether the outcome is favorable or not.

On July 27, 1998, the Maryland court enjoined Roche-BMG from marketing its Elecsys products in physician's office laboratories or in other markets outside of its licensed field of central hospital laboratories and clinical reference laboratories, to escrow all revenues from past sales outside of its licensed field pending the outcome of the litigation, and to transfer all of its current Elecsys customers that are outside of its license to IGEN for ongoing supply needs.

                            IGEN International, Inc.
                                    Form 10-Q
                       For the Quarter Ended June 30, 1998

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

3.  Litigation (continued)

The Company has recorded cumulative royalty income from this Agreement of $7 million, of which $1.9 million was recognized during the quarter ended June 30, 1998. The Company received a $6 million interest bearing royalty advance from Roche-BMG in January 1997, which was secured by future royalties.


Hitachi

In December 1997, IGEN International K.K., a Japanese subsidiary of the Company, field a lawsuit in Tokyo District Court against Hitachi Ltd. ("Hitachi"). This lawsuit seeks to enjoin Hitachi from manufacturing, using or selling the Elecsys 2010 immunoassay instrument in Japan. The lawsuit also seeks to enjoin Hitachi from infringing the subsidiary's license registration, known in Japan as a "senyo-jisshi-ken," in connection with the development of the Mosys instrument. Hitachi is the sole manufacturer for Roche-BMG of the Elecsys 2010 immunoassay instrument. Roche-BMG sells the Elecsys 2010 worldwide to central hospital laboratories and clinical reference laboratories. The Company's Japanese subsidiary alleges that both the Elecsys 2010 and the Mosys are based on ORIGEN technology. The Company's ORIGEN technology is licensed to its Japanese subsidiary and to Eisai K.K. pursuant to a "senyo-jisshi-ken." The Company's Japanese subsidiary further alleges that Hitachi's manufacture and sale of the Elecsys 2010 and development of the Mosys violate the "senyo-jisshi-ken." Hitachi alleges that its manufacture and sale of clinical diagnostic instruments in Japan are under a license from Roche-BMG and that Roche-BMG has an exclusive, worldwide license from the Company. Hitachi further alleges that it is not developing the Mosys. The lawsuit requests injunctive relief against Hitachi and destruction of the Elecsys 2010 and Mosys instruments in Hitachi's possession.

                            IGEN International, Inc.
                                    Form 10-Q
                       For the Quarter Ended June 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

Overview

         The Company devotes substantially all of its resources to the research and development of its proprietary technologies, primarily the ORIGEN(R) technology for clinical diagnostic and life science research products. Historically, the Company's sources of revenue have consisted primarily of license or research payments pursuant to licensing or collaborative research agreements. The Company has entered into arrangements with corporate collaborators that provide for the development and marketing of certain ORIGEN-based systems. These agreements provide fees and royalties payable to the Company in exchange for licenses to produce and sell products. Beginning in the fourth quarter of fiscal 1997, the Company's revenues from license fees and contract research were substantially replaced by royalties based on corporate licensees' product sales. In the near term, the Company may selectively pursue additional strategic alliances, although over time, it expects an increasing amount of its revenues to be derived from sales of its products and royalties from corporate collaborations.

         In addition to historical information, this document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to statements regarding the Company's expectations with respect to the level of anticipated royalty and revenue growth in the future, the outcome of litigation, the Company's plans and objectives for future operations, assumptions underlying such plans and objectives, the Company's plans with regard to the Year 2000 issues and other forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Such statements are based on management's current expectations and are subject to a number of factors, risks and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. In particular, careful consideration should be given to the cautionary statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to the risks and uncertainties detailed in the Company's Annual Report on Form 10-K for the year ended March 31, 1998 previously filed with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update these forward-looking statements.

Results of Operations

The Quarter in Review

The Company reported a net loss of $2.9 million ($0.22 per share - see Note 2 in Notes to Financial Statements) on revenues of $3.7 million for its first quarter ended June 30, 1998. This compares with a net loss of $3.7 million ($0.24 per share) on revenues of $2.6 million for the same period last year. The 41% increase in revenue during the current quarter is attributable to higher royalties on sales of product by corporate collaborators, particularly Roche Diagnostics (referred to herein as Roche-BMG). Direct product sales by the Company decreased to $1.3 million in the first quarter of the current year reflecting the discontinuation of sales after June 30, 1997 to Organon Teknika which assumed direct manufacturing of its NASBA products, previously supplied by the Company.

                            IGEN International, Inc.
                                    Form 10-Q
                       For the Quarter Ended June 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations (continued)

In 1992, the Company entered into a License and Technology Development Agreement with Roche-BMG. Pursuant to the Agreement, Roche-BMG launched its Elecsys product line in 1996, which is based on the Company's ORIGEN technology. The Company is involved in litigation with Roche-BMG arising out of this Agreement. One of the disputes at issue in the litigation relates to the computation of royalties to which the Company is entitled under the Agreement. The Company has recorded cumulative royalty income from this Agreement of $7 million, which has completely offset the $6 million interest bearing royalty advance secured by future royalties, received from Roche-BMG in January 1997. At June 30, 1998, the Company established a receivable of approximately $500,000. Under the Company's interpretation of the Agreement which Roche-BMG is disputing, cumulative royalties due from Roche-BMG which have not yet been recorded total at least $3.2 million.

Product costs as a percentage of product sales decreased to 24% during the current quarter from 36% in the corresponding prior year quarter. This decrease is attributable to discontinued sales in 1998 to Organon Teknika whose license arrangement with the Company provided for product sales at a transfer price equal to the Company's fully burdened manufacturing cost, with no gross margin on such sales. Sales, marketing and administrative expenses increased to $3.4 million in the current quarter when compared to $2.7 million in the comparable quarter a year ago. This increase is due to legal fees associated with the Roche-BMG litigation.

Interest income (expense), net increased to $150,000 of income for the quarter ended June 30, 1998 compared to $39,000 of expense in the corresponding prior year period. This was due to an increase in interest income from a higher balance of short term investments coupled with a decrease in interest expense on the interest bearing royalty advance from Roche-BMG.

Results of operations over the next several years is likely to fluctuate substantially from quarter to quarter as a result of differences in the timing of revenues earned under license and product development agreements, and associated product development expenses.

The Company has reviewed its business and its financial and accounting systems for Year 2000 issues. The Company is addressing its Year 2000 issues in connection with the Company's plan to install a more automated and fully integrated Enterprise Resource Planning (ERP) system. The Company's plan to install new systems was motivated primarily by the need to expand its manufacturing, distribution and financial systems rather than Year 2000 issues. The Company does not believe that its plan will be modified significantly, in either cost or timing, in order address Year 2000 issues. The installation of new hardware and software is expected to be completed during 1999 addressing any Year 2000 issues without causing any material disruptions, malfunctions or failures to its business. The Company is currently in the process of assessing whether its suppliers and collaborators have any Year 2000 issues. There can be no assurance that the Company's suppliers and collaborators are or will be Year 2000 compliant or that a failure of such timely Year 2000 compliance would not have a material adverse effect on the Company.

                            IGEN International, Inc.
                                    Form 10-Q
                       For the Quarter Ended June 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations (continued)

The Company currently believes that its systems will be Year 2000 compliant during 1999 and therefore has not developed a contingency plan. The Company will continue to evaluate the possible need for such a plan as it moves forward and may need to develop a contingency plan in the event that any of its significant suppliers or collaborators will not be Year 2000 compliant in a timely manner . The total cost to the Company of these Year 2000 compliance activities has not been, and is not anticipated to be, material to its financial position or results of operations in any given year.

Liquidity and Capital Resources

The Company has financed its operations through placements of preferred and common stock, aggregating approximately $85 million through June 30, 1998. In December 1997, the Company completed a $25 million convertible preferred stock financing which included several of the Company's current investors, as well as new investor groups. Plans for the net proceeds from the preferred stock financing include continuing research and development, as well as working capital needs related to general corporate expenditures, including the sales and marketing efforts related to current and future products and services. In addition, the Company has received funds from collaborative research and licensing agreements, royalty payments and sales of its ORIGEN line of products. As of June 30, 1998, the Company had $18.6 million in cash, cash equivalents and short term investments. Working capital was $14.9 million at June 30, 1998.


Net cash used in operating activities was $4.5 million for the three months ended June 30, 1998, as compared to $3.5 million for the corresponding prior year period. This increase in net cash used was due primarily to recognition in the current quarter of previously deferred revenue. During the current quarter, the Company's cumulative earned and recognized royalty revenue from Roche-BMG exceeded their $6 million interest-bearing royalty advance made by Roche-BMG in January 1997. Accordingly, the Company established a receivable of approximately $500,000 at June 30, 1998.

The Company used approximately $323,000 and $151,000 of net cash for investing activities substantially related to the acquisition of laboratory equipment, furniture and leasehold improvements during the three months ended June 30, 1998 and 1997, respectively. During the current quarter, the Company financed approximately $200,000 of these capital expenditures through long-term third-party financing. The Company believes material commitments for capital expenditures may be required in a variety of areas, such as product development programs. The Company has not, at this time, made commitments for any such capital expenditures or secured additional sources to fund such commitments.

The Company has no reason to believe that the existence of the Roche-BMG litigation is having a material adverse affect on Roche-BMG's sales pursuant to the Agreement or that a negative result for the Company in the Roche-BMG litigation would have a material adverse affect on Roche-BMG's sales, although there can be no assurance that the litigation or its outcome would not have such an effect. On July 27, 1998, the Maryland court enjoined Roche-BMG from

                            IGEN International, Inc.
                                    Form 10-Q
                       For the Quarter Ended June 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations (continued)


marketing its Elecsys products in physician's office laboratories or in other markets outside of its licensed field of central hospital laboratories and clinical reference laboratories, to escrow all revenues from past sales outside of its licensed field pending the outcome of the litigation, and to transfer all of its current Elecsys customers that are outside of its license to IGEN for ongoing supply needs. As it now stands, Roche-BMG has the right to continue to market its Elecsys products to central hospital laboratories and clinical reference laboratories during the term of the Agreement unless and until the Company is determined to have the right to terminate the Agreement and then determines to terminate the Agreement. If the Company elects to terminate the Agreement, it would have a material adverse effect on the Company's royalty revenue from license sales unless and until the Company entered into a strategic partnership with another company that is able to develop and commercialize diagnostic instruments for central hospital laboratories and clinical reference laboratories. There can be no assurance, if the Company decided to terminate the Agreement, that the Company would be able to enter into such a strategic partnership on terms favorable to the Company.

The Company does not expect that failure to prevail in the Hitachi litigation by itself would have a material adverse effect on the Company's revenue or sales, since Hitachi would continue to manufacture Roche-BMG instruments and the Company would continue to earn royalties in connection therewith. There can be no assurance that the Hitachi litigation will not could have a material adverse effect on the Company's intellectual property, regardless of whether the outcome of the litigation is favorable or not. Success by the Company in the Hitachi litigation could have a material adverse effect on the Company's royalty revenues from sales of Elecsys products to the extent that Roche-BMG's sales of Elecsys (or Mosys) instruments are hindered because it needs to find a new manufacturer for its instruments.

The Company has incurred and expects to incur substantial additional research and development expenses, manufacturing costs and marketing and distribution expenses and costs related to the Roche-BMG litigation in the future. It is the Company's intention to selectively seek additional collaborative or license agreement with suitable corporate collaborators, although there can be no assurance the Company will be able to enter into such agreements or that amounts received under such agreements will reduce substantially the Company's funding requirements. Additional equity or debt financing may be obtained, but there can be no assurance that these funds will be available on favorable terms, if at all.

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

                            IGEN International, Inc.
                                    Form 10-Q
                       For the Quarter Ended June 30, 1998



PART II           OTHER INFORMATION
-------           ------------------

Item 1:           Legal Proceedings

                  The information required under this item is incorporated herein by reference to Part I, Item 1 - Notes to Financial Statements, Note 3.

Item 6:           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits

                           11.1 Statements regarding computation of per share earnings for the three months ended June 30, 1998 and 1997.

                           27.1     Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None

                            IGEN International, Inc.
                                    Form 10-Q
                       For the Quarter Ended June 30, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            IGEN International, Inc.



Date:    August 7, 1998            /s/ George V. Migausky
         ---------------           ------------------------------------
                                   George V. Migausky
                                   Vice President of Finance and Chief
                                   Financial Officer
                                   (On behalf of the Registrant and as
                                   Principal Financial Officer)

                            IGEN International, Inc.
                                    Form 10-Q
                       For the Quarter Ended June 30, 1998

                                  EXHIBIT INDEX




Exhibit Number      Description                                          Page
--------------      ------------                                         ----
11.1                Computation of per share data                        13


                            IGEN International, Inc.
                                    Form 10-Q
                       For the Quarter Ended June 30, 1998

                                  EXHIBIT 11.1

                Statement Re: Computation of Net Income Per Share
                      (In thousands, except per share data)


                                                                Three months ended
                                                                      June 30,
                                                               1998             1997
                                                           -------------  ----------

Weighted average number of common shares outstanding           15,294      15,013
                                                             --------    --------

Net loss                                                     $ (2,905)   $ (3,671)

Plus accrued Series B convertible preferred stock dividend
                                                                 (494)       --
                                                             --------    --------

Loss attributable to common shareholders                     $ (3,399)   $ (3,671)
                                                             --------    --------
                                                             --------    --------
Loss per share - basic and diluted                           $  (0.22)   $  (0.24)
                                                             --------    --------
                                                             --------    --------
