Form 10-Q
period 1998-09-30
IGEN INTERNATIONAL INC /DE
filed 1998-11-13
CIK 916304

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                      For Quarter Ended September 30, 1998
                                        ------------------
              Commission File Number                      0-23252
                                                          -------

                               IGEN International, Inc.
          -----------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


                     DELAWARE                            94-2852543
          -----------------------------------------------------------------
          (State or other jurisdiction of              (IRS Employer
           incorporation or organization)            Identification No.)


                   16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD   20877
          -----------------------------------------------------------------
          (Address of principal executive offices)           (Zip Code)


                                    301-984-8000
          -----------------------------------------------------------------
                (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes       X                   No
                           -----                          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                         Outstanding at November 2, 1998
               -----                         -------------------------------

     Common Stock, $0.001 par value                    15,320,200

                              IGEN International, Inc.
                                     Form 10-Q
                      For the Quarter Ended September 30, 1998


                                       INDEX


                                                                                 PAGE
                                                                                 ----
PART I    FINANCIAL INFORMATION

Item 1:        FINANCIAL STATEMENTS

          Balance Sheets - September 30, 1998 and March 31, 1998                    3

          Statements of Operations - For the three and six months ended
          September 30, 1998 and 1997                                               4

          Statements of Cash Flows - For the six months ended
          September 30, 1998 and 1997                                               5

          Notes to Financial Statements                                             6


Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                      10


PART II   OTHER INFORMATION

Item 1:   LEGAL PROCEEDINGS                                                        15

Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      15

Item 6:   EXHIBITS AND REPORTS ON FORM 8-K                                         15

SIGNATURES                                                                         16

                              IGEN International, Inc.
                                   BALANCE SHEETS
                                   (In thousands)

                                                 September 30,      March 31,
                                                     1998             1998
                                                 ------------       --------
                                                  (Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                          $    882          $ 1,502
Short term investments                               13,043           21,620
Accounts receivable, net                              2,754            1,552
Inventory                                             1,439            1,435
Other current assets                                    930              864
                                                 ------------       --------
     Total current assets                            19,048           26,973
                                                 ------------       --------

EQUIPMENT, FURNITURE, AND IMPROVEMENTS                8,139            7,124
Accumulated depreciation and amortization            (4,697)          (4,111)
                                                 ------------       --------
     Equipment, furniture, and improvements, net      3,442            3,013
                                                 ------------       --------

OTHER ASSETS                                            391              405
                                                 ------------       --------

TOTAL                                              $ 22,881         $ 30,391
                                                 ------------       --------
                                                 ------------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses              $  4,836         $  5,152
Deferred revenue                                      2,806            4,139
Obligations under capital leases                         54               92
                                                 ------------       --------
     Total current liabilities                        7,696            9,383
                                                 ------------       --------

NONCURRENT LIABLITIES:
Obligations under capital leases                        313              146
Convertible preferred stock dividend payable          1,513               --
                                                 ------------       --------
                                                      1,826              146
                                                 ------------       --------

COMMITMENTS AND CONTINGENCIES (See Note 3)               --               --
                                                 ------------       --------

STOCKHOLDERS' EQUITY:
Convertible Preferred Stock, $0.001
  par value, 10,000,000
  shares authorized, issuable in
  Series: Series A, 600,000
  shares designated, none issued;
  Series B, 25,000 shares
  issued and outstanding -
  liquidation value of $25,000,000
  plus accrued and unpaid dividends                       1                1


Common stock: $.001 par value,
  50,000,000 shares
  authorized: 15,317,135 and
  15,261,240 shares issued and
  outstanding                                            15               15
Additional paid-in capital                           88,193           89,376
Accumulated deficit                                 (74,850)         (68,530)
                                                 ------------       --------
     Total stockholders' equity                      13,359           20,862
                                                 ------------       --------
                                                 ------------       --------
TOTAL                                             $  22,881         $ 30,391
                                                 ------------       --------
                                                 ------------       --------



                         See notes to financial statements.

                              IGEN International, Inc.
                              Statements of Operations
                       (In thousands, except per share data)



                                          Three months ended      Six months ended
                                             September 30,          September 30,
                                            1998       1997       1998       1997
                                          --------  ---------  ---------  ----------
                                              (unaudited)           (unaudited)

REVENUES:
  Royalty income                           $ 1,912    $ 1,127   $ 4,138     $ 1,591
  Product sales                              1,091      1,005     2,347       2,769
  License fees and contract revenue            100      2,150       305       2,545
                                          --------  ---------  ---------  ----------
    Total                                    3,103      4,282     6,790       6,905
                                          --------  ---------  ---------  ----------
OPERATING COSTS AND EXPENSES:
  Product costs                                317        301       618         944
  Research and development                   3,413      2,703     6,436       5,604
  Marketing, general and administrative      3,050      3,530     6,468       6,241
                                          --------  ---------  ---------  ----------
    Total                                    6,780      6,534    13,522      12,789
                                          --------  ---------  ---------  ----------

LOSS FROM OPERATIONS                        (3,677)    (2,252)   (6,732)     (5,884)

INTEREST INCOME (EXPENSE) - net                262        (34)      412         (73)
                                          --------  ---------  ---------  ----------
NET LOSS                                   $(3,415)  $ (2,286)  $(6,320)   $ (5,957)
                                          --------  ---------  ---------  ----------
                                          --------  ---------  ---------  ----------
BASIC AND DILUTED LOSS PER SHARE
  (Note 2)                                 $ (0.25)  $  (0.15)  $ (0.48)   $  (0.40)
                                          --------  ---------  ---------  ----------
                                          --------  ---------  ---------  ----------
SHARES USED IN COMPUTING LOSS
  PER SHARE                                 15,315     15,107    15,296      15,053
                                          --------  ---------  ---------  ----------
                                          --------  ---------  ---------  ----------



                         See notes to financial statements.

                              IGEN International, Inc.
                              Statements of Cash Flows
                                   (In thousands)


                                                                  Six months ended
                                                                    September 30,
                                                              ----------------------
                                                                 1998         1997
                                                              ---------    ---------
                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $  (6,320)    $ (5,957)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                   586          505
    Deferred revenue                                             (1,333)       1,220
    Add (deduct) items not affecting cash:
      (Increase) decrease in accounts receivable                 (1,202)         805
      (Increase) decrease in inventory                               (4)         364
      (Increase) decrease in other current assets                   (66)          47
      Decrease in other non-current assets                           14           20
      Increase (decrease) accounts payable and accrued expenses    (316)         792
                                                               ---------  ----------
        Net cash used in operating expenses                      (8,641)      (2,204)
                                                               ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for equipment, furniture and improvements           (815)        (206)
  Purchases of short-term investments                           (12,215)          --
  Sale of short-term investments                                 20,792        1,670
                                                               ---------  ----------
        Net cash provided by investing activities                 7,762        1,464
                                                               ---------  ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes receivable from sale of common stock, net       --           23
  Issuance of common stock - net                                    330          515
  Payments under capital lease obligations                          (71)         (95)
                                                               ---------  ----------
        Net cash provided by financing activities                   259          443
                                                               ---------  ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (620)        (297)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    1,502          790
                                                               ---------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   882     $    493
                                                               ---------  ----------
                                                               ---------  ----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During the six months ended September 30, 1998, the Company incurred capital lease obligations and accrued but unpaid preferred stock dividends of approximately $200,000 and $972,000, respectively. There were no such comparable items for the period ended September 30, 1997.



                         See notes to financial statements.

                              IGEN International, Inc.
                                     Form 10-Q
                      For the Quarter Ended September 30, 1998

NOTES TO FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation and Accounting Policies

The financial statements of IGEN International, Inc. (the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at September 30, 1998 and the Company's results of operations for the three and six month periods ended September 30, 1998 and 1997 and cash flows for the six month periods ended September 30, 1998 and 1997. Interim period results are unaudited and are not necessarily indicative of results of operations or cash flows for a full year period. The balance sheet at March 31, 1998 was derived from audited financial statements at such date.

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

Inventory - Inventory is recorded at the lower of cost or market using the first-in, first-out method and consists of the following (in thousands):

                                   September 30, 1998      March 31, 1998
                                   ------------------      --------------
     Finished goods                      $  887                 $  824
     Work in process                        179                    117
     Raw materials                          373                    494
                                        --------              ---------
     Total                               $1,439                 $1,435
                                        --------              ---------
                                        --------              ---------


                              IGEN International, Inc.
                                     Form 10-Q
                      For the Quarter Ended September 30, 1998

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

2.  Summary of Significant Accounting Policies (continued)

Equipment, Furniture, and Improvements are carried at cost. Depreciation is computed over the estimated useful lives of the assets, generally five years, using accelerated methods.

Revenue Recognition - Product sales revenue is recorded as products are shipped. Nonrefundable license fees, option fees, and milestone payments in connection with research and development contracts or commercialization agreements with corporate partners are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Amounts received in advance of performance under contracts or commercialization agreements are recorded as deferred revenue until earned. Royalty income is recorded in conjunction with licensees' reports furnished to the Company.

Loss Per Share - Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"). There was no change in loss per share reported in periods prior to the adoption of SFAS 128. Loss per share computations at September 30, 1998 and 1997 follow:

                                                Three months ended    Six months ended
                                                   September 30,        September 30,
                                                 1998       1997       1998       1997
                                               --------  ---------  ---------  ---------
Weighted average number of common shares
  outstanding                                    15,315     15,107     15,296     15,053
                                               --------  ---------  ---------  ---------
Net loss                                       $ (3,415)  $ (2,286)  $ (6,320)   $(5,957)
Plus accrued Series B convertible preferred
  stock dividend                                  (478)         --       (972)        --
                                               --------  ---------  ----------  --------
Loss attributable to common shareholders       $(3,893)   $ (2,286)  $ (7,292)   $(5,957)
                                               --------  ---------  ----------  --------
                                               --------  ---------  ----------  --------
Loss per share - basic and diluted             $ (0.25)   $  (0.15)  $  (0.48)   $ (0.40)
                                               --------  ---------  ----------  --------
                                               --------  ---------  ----------  --------

Under SFAS 128, accrued Series B preferred stock dividends increase the net loss for the purpose of computing loss per share. Generally, dividends are payable upon conversion, maturity or redemption and the Company may periodically elect to pay dividends in stock rather than cash. Accrued dividends through September 30, 1998 have been recorded as a long-term liability in the accompanying financial statements.

New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, both of which are effective for the Company's fiscal year 1999. SFAS No. 130 requires businesses to disclose

                              IGEN International, Inc.
                                     Form 10-Q
                      For the Quarter Ended September 30, 1998

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

comprehensive income (loss) and its components in the financial statements. During the three and six months ended September 30, 1998 and 1997, the Company's comprehensive income (loss) approximated its net income (loss) for the period. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments. The Company is continuing to review what operating segments that it may report on upon adoption of SFAS No. 131.

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

3.  LITIGATION

BOEHRINGER MANNHEIM

On September 15, 1997, the Company filed a lawsuit in Maryland against Boehringer Mannheim GmbH, now a subsidiary of Hoffman-LaRoche Ltd. (referred to herein as Roche-BMG), to which the Company has licensed certain rights to develop and commercialize diagnostic products based on the Company's ORIGEN technology. That lawsuit is pending in the Southern Division of the United States District Court for the District of Maryland. The Company's dispute with Roche-BMG arises out of a 1992 License and Technology Development Agreement (the "Agreement"), pursuant to which Roche-BMG developed and launched its "Elecsys" line of diagnostic products, which is based on ORIGEN technology. The Company alleges that Roche-BMG has failed to perform certain material obligations under the Agreement, including development and commercialization of ORIGEN technology according to the contractual timetable; exploitation of the license to the extent contemplated by the parties; phase out of certain non-royalty-bearing product lines; exploitation of ORIGEN technology only within Roche-BMG's licensed fields; proper treatment of intellectual property rights regarding ORIGEN technology; maintenance of records essential to the computation of royalties; and proper computation of royalties. In its lawsuit, the Company seeks damages as well as injunctive and declaratory relief, including a judicial determination of its entitlement to terminate the Agreement. The Company has agreed not to terminate the Agreement unless and until the Court determines its entitlement to do so. This litigation against Roche-BMG may have a material adverse effect upon the Company regardless of whether the outcome is favorable or not.

                              IGEN International, Inc.
                                     Form 10-Q
                      For the Quarter Ended September 30, 1998

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

On July 27, 1998, the Maryland court enjoined Roche-BMG from marketing its Elecsys products in physician's office laboratories, to escrow all revenues from past sales outside of its licensed field pending the outcome of the litigation, and to transfer all of its current Elecsys customers that are outside of its license to IGEN for ongoing supply needs.

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

                              IGEN International, Inc.
                                     Form 10-Q
                      For the Quarter Ended September 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

Overview


The Company devotes substantially all of its resources to the research and development of its proprietary technologies, primarily the ORIGEN-Registered Trademark- technology, for clinical diagnostic and life science research products. Historically, the Company's sources of revenue have consisted primarily of license or research payments pursuant to licensing or collaborative research agreements. The Company has entered into arrangements with corporate collaborators that provide for the development and marketing of certain ORIGEN-based systems. These agreements provide fees and royalties payable to the Company in exchange for licenses to produce and sell products. Beginning in the fourth quarter of fiscal 1997, the Company's revenues from license fees and contract research were substantially replaced by royalties based on corporate licensees' product sales. In the near term, the Company may selectively pursue additional strategic alliances, although over time, it expects an increasing amount of its revenues to be derived from sales of its products and royalties from corporate collaborations.

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

Results of Operations

The Quarter and Six Months in Review

The Company reported a net loss of $3.4 million ($0.25) per share on revenue of $3.1 million for its second quarter ended September 30, 1998. This compares with a net loss of $2.3 million ($0.15 per share) on revenue of $4.3 million during the same period last year. For the six months ended September 30, 1998, the Company reported a net loss of $6.3 million ($0.48 per share) on revenue of $6.8 million as compared to a net loss of $6 million ($0.40 per share) on revenue of $6.9 million for the same prior year period.

                              IGEN International, Inc.
                                     Form 10-Q
                      For the Quarter Ended September 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations (continued)

During the prior year's quarter ended September 30, 1997, the Company recorded as revenue, a $2 million non-recurring license fee from Eisai Co., Ltd., a Japanese licensee. During the current quarter and first six months of fiscal 1999, revenue excluding this non-recurring license fee increased by approximately 36% and 38%, respectively, over the corresponding prior year periods. This increase is attributable to higher royalties on sales of product by corporate collaborators, particularly Roche Diagnostics (referred to herein as Roche-BMG).

In 1992, the Company entered into a License and Technology Development Agreement with Roche-BMG. Pursuant to the Agreement, Roche-BMG launched its Elecsys product line in 1996, which is based on the Company's ORIGEN technology. The Company is involved in litigation with Roche-BMG arising out of this Agreement. One of the disputes at issue in the litigation relates to the computation of royalties to which the Company is entitled under the Agreement. The Company has recorded cumulative royalty income from this Agreement of $8.9 million, of which $1.8 million and $3.7 million, respectively, was recognized during the quarter and six months ended September 30, 1998.

Product costs in the first six months of fiscal 1999 decreased to 26% from 34% in the corresponding prior year period. This decrease is attributable to discontinued sales to Organon Teknika whose license arrangement with the Company provided for product sales at a transfer price equal to the Company's fully burdened manufacturing cost, with no gross margin on such sales. Research and development expenses increased to $3.4 million for the three months ended September 30, 1998 from $2.7 million while increasing to $6.4 million from $5.6 million for the six months ended September 30, 1998, when compared with the same prior year period. These increases can be attributed to higher development costs from increased staffing. Sales, marketing and administrative expenses decreased to $3.1 million in the current quarter from $3.5 million in the comparable prior year quarter. This decrease is attributable to lower expenses related to consultants and professional fees. Professional fees for the current quarter were approximately $200,000 lower due primarily to the Company's initiation of litigation against Roche-BMG in the prior year comparable quarter. While legal costs for the quarter ended September 30, 1998 were lower than certain prior quarters, such fees are likely to increase in future periods.

Interest income increased to $262,000 and $412,000 for the quarter and six months ended September 30, 1998 compared to net interest expense of $34,000 and $73,000, respectively, in the corresponding prior year periods. This change was due to an increase in interest income from a higher balance of short term investments coupled with a decrease in interest expense on the interest bearing royalty advance from Roche-BMG which was extinguished during the current quarter.

Results of operations over the next several years is likely to fluctuate substantially from quarter to quarter as a result of differences in the timing of revenues earned under license and product development agreements, and associated product development expenses.

                              IGEN International, Inc.
                                     Form 10-Q
                      For the Quarter Ended September 30, 1998


Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations (continued)

Year 2000 Issue

The Company is addressing the concern of certain computer programs and hardware being unable to distinguish between the year 1900 and the year 2000 (commonly referred to as the "Y2K" issue). The Company is continuing to review its business and its systems needs including analysis of Y2K issues. The Company's overall goal is to be Y2K compliant meaning that its critical systems, devices, products, embedded technologies, applications and business relationships have been, and will continue to be, evaluated and are expected to be suitable for continued use into the year 2000, with contingency plans in place. The Company is installing certain new information systems primarily motivated by business needs to expand, automate and more fully integrate financial systems with manufacturing and distribution systems, rather than to specifically address Y2K issues. The Company does not believe that its plan will be modified significantly, in either cost or timing in order to address Y2K issues. The installation of new hardware and software is expected to be Y2K compliant and functional during mid-1999 without causing any material disruptions, malfunctions or failures to its business.

Contingency plans will be prepared so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond, including systems and their components. The Company anticipates maintaining functionality of the current system as the core to its contingency plan. The current system can be upgraded to be certified as Y2K compliant at nominal cost with readily available software that requires no modification.

The Company will continue to evaluate the additional needs for its contingency plan as it moves forward, including the possibility of significant suppliers or collaborators not being Y2K compliant in a timely manner. The Company is currently in the process of assessing whether its suppliers and collaborators have any Y2K issues. There can be no assurance that the Company's suppliers and collaborators are, or will be, Y2K compliant or that a failure of such timely Y2K compliance would not have a material adverse effect on the Company. The total cost to the Company of these Y2K compliance activities has not been, and is not anticipated to be, material to its financial position or results of operations in any given year.

Due to the general uncertainty inherent in the Y2K concern, resulting primarily from the uncertainty of the Y2K readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that, with the implementation of new business systems as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Liquidity and Capital Resources

The Company has financed its operations through placements of preferred and common stock, aggregating approximately $85 million through September 30, 1998. In addition, the Company has received funds from collaborative research and licensing agreements, royalty payments and sales of its ORIGEN line of products. As of September 30, 1998, the Company had $13.9 million in cash, cash equivalents and short term investments. Working capital was $11.4 million at September 30, 1998.

Net cash used in operating activities was $8.6 million for the six months ended September 30, 1998, as compared to $2.2 million for the corresponding prior year period. This increase in net cash used was due primarily to recognition in the current year of previously deferred revenue. In addition, the Company has recorded royalty income of $3.7 million and a receivable of approximately $1.8 million from Roche-BMG at September 30, 1998.

The Company used approximately $800,000 and $200,000 of net cash for investing activities related to the acquisition of computer system components, laboratory equipment, furniture and leasehold improvements during the six months ended September 30, 1998 and 1997, respectively. During the current fiscal year, the Company financed approximately $200,000 of additional capital expenditures through long-term third-party financing. The Company believes material commitments for capital expenditures may be required in a variety of areas, such as product development programs. The Company has not, at this time, made commitments for any such capital expenditures or secured additional sources to fund such commitments.

                              IGEN International, Inc.

                                     Form 10-Q
                      For the Quarter Ended September 30, 1998


Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations (continued)

The Company has no reason to believe that the existence of the Roche-BMG litigation is having a material adverse affect on Roche-BMG's sales pursuant to the Agreement or that a negative result for the Company in the Roche-BMG litigation would have a material adverse affect on Roche-BMG's sales, although there can be no assurance that the litigation or its outcome would not have such an effect. On July 27, 1998, the Maryland court enjoined Roche-BMG from marketing its Elecsys products in physician's office laboratories, to escrow all revenues from past sales outside of its licensed field pending the outcome of the litigation, and to transfer all of its current Elecsys customers that are outside of its license to IGEN for ongoing supply needs. As it now stands, Roche-BMG has the right to continue to market its Elecsys products to central hospital laboratories and clinical reference laboratories during the terms of the Agreement unless and until the Company is determined to have the right to terminate the Agreement and then determines to terminate the Agreement. If the Company elects to terminate the Agreement, it would have a material adverse effect on the Company's royalty revenue from license sales unless and until the Company entered into a strategic partnership with another company that is able to develop and commercialize diagnostic instruments for central hospital laboratories and clinical reference laboratories. There can be no assurance, if the Company decided to terminate the Agreement, that the Company would be able to enter into such a strategic partnership on terms favorable to the Company.

The Company does not expect that failure to prevail in the Hitachi litigation by itself would have a material adverse effect on the Company's revenue or sales, since Hitachi would continue to manufacture Roche-BMG instruments and the Company would continue to earn royalties in connection therewith. There can be no assurance that the Hitachi litigation will not have a material adverse effect on the Company's intellectual property, regardless of whether the outcome of the litigation is favorable or not. Success by the Company in the Hitachi litigation could have a material adverse effect on the Company's royalty revenues from sales of Elecsys products to the extent that Roche-BMG's sales of Elecsys (or Mosys) instruments are hindered because it needs to find a new manufacturer for its instruments.

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

                              IGEN International, Inc.
                                     Form 10-Q
                      For the Quarter Ended September 30, 1998


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

                              IGEN International, Inc.
                                     Form 10-Q
                      For the Quarter Ended September 30, 1998


PART II        OTHER INFORMATION

Item 1:   Legal Proceedings

          The information required under this item is incorporated herein by reference to Part I, Item 1 - Notes to Financial Statements.

Item 4:   Submission of Matters to a Vote of Security Holders.

          (a) The Annual Meeting of Shareholders of IGEN International, Inc. was held on September 23, 1998.

          (b) Richard J. Massey was elected to the Board of Directors at the Annual Meeting. The directors of the Company whose term of office as directors continued after the meeting are Samuel J. Wohlstadter, Edward B. Lurier, William O'Neill and Robert Salsmans.

          (c) The matters voted upon at the meeting and the voting of shareholders with respect thereto are as follows:

               The election of Richard J. Massey to the Board of Directors to hold office for a three-year term and until his successor is elected and has qualified, or until such director's earlier death, resignation or removal. The voting results, with approximately 14.5 million (95%) of the shares voting, was as follows:

                              For:      14,334,506
                              Withheld:    165,585
                              Abstain:           0

               The voting results to approve an increase in the number of IGEN International, Inc.'s common stock reserved for the IGEN International, Inc. 1994 Stock Option Plan by 750,000 shares was as follows:

                              For:      13,768,106
                              Against:     691,602
                              Abstain:      40,383

Item 6:   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          11.1 Statements regarding computation of per share earnings for the three and six months ended September 30, 1998 and 1997.

          27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                               IGEN International, Inc.
                                     Form 10-Q
                      For the Quarter Ended September 30, 1998

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              IGEN International, Inc.



Date:  November 13, 1998      /S/GEORGE V. MIGAUSKY
     -------------------      ------------------------------------------
                              George V. Migausky
                              Vice President of Finance and Chief Financial
                              Officer (On behalf of the Registrant and as
                              Principal Financial Officer)

                              IGEN International, Inc.
                                     Form 10-Q
                      For the Quarter Ended September 30, 1998

                                   EXHIBIT INDEX


Exhibit Number                     Description                        Page
---------------               ---------------------                   ----
11.1                       Computation of per share data               13

                             IGEN International, Inc.
                                     Form 10-Q
                      For the Quarter Ended September 30, 1998

                                    EXHIBIT 11.1

                 Statement Re: Computation of Net Income Per Share
                       (In thousands, except per share data)

                                                         Three months ended    Six months ended
                                                             September 30,       September 30,
                                                            1998      1997      1998      1997
                                                          --------  --------  --------  --------
Weighted average number of common shares outstanding        15,315    15,107    15,296    15,053
                                                          --------  --------  --------  --------

Net loss                                                  $ (3,415)  $(2,286)  $(6,320)  $(5,957)
Plus accrued Series B convertible preferred stock
  dividend                                                    (478)       --      (972)       --
                                                          --------  --------  --------  --------
Loss attributable to common shareholders                  $ (3,893)  $(2,286)  $(7,292)  $(5,957)
                                                          --------  --------  --------  --------
                                                          --------  --------  --------  --------

Loss per share - basic and diluted                        $  (0.25)  $ (0.15)  $ (0.48)  $ (0.40)
                                                          --------  --------  --------  --------
                                                          --------  --------  --------  --------