Form 10-Q
period 1998-12-31
IGEN INTERNATIONAL INC /DE
filed 1999-02-12
CIK 916304

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                       For Quarter Ended DECEMBER 31, 1998

                         Commission File Number 0-23252

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X               No
                               -------               -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                       OUTSTANDING AT FEBRUARY 2, 1999
                  -----                       -------------------------------
    Common Stock, $0.001 par value                   15,349,700


                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

                                      INDEX

                                                                                         PAGE
PART I   FINANCIAL INFORMATION
------------------------------

Item 1:           FINANCIAL STATEMENTS

                  Balance Sheets - December 31, 1998 and March 31, 1998                    3

                  Statements of Operations - For the three and nine months ended
                  December 31, 1998 and 1997                                               4

                  Statements of Cash Flows - For the nine months ended
                  December 31, 1998 and 1997                                               5

                  Notes to Financial Statements                                            6

Item 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                     10

PART II  OTHER INFORMATION
--------------------------

Item 1:           LEGAL PROCEEDINGS                                                       16

Item 6:           EXHIBITS AND REPORTS ON FORM 8-K                                        16

SIGNATURES                                                                                17

                            IGEN INTERNATIONAL, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   DECEMBER 31,         MARCH 31,
                                                                                       1998               1998
                                                                                 ----------------   ----------------
                                                                                   (UNAUDITED)
              ASSETS

              CURRENT ASSETS:
              Cash and cash equivalents                                          $          1,350   $          1,502
              Short term investments                                                        9,050             21,620
              Accounts receivable, net                                                      3,582              1,552
              Inventory                                                                     1,425              1,435
              Other current assets                                                            832                864
                                                                                 ----------------   ----------------
                 Total current assets                                                      16,239             26,973
                                                                                 ----------------   ----------------
              EQUIPMENT, FURNITURE, AND IMPROVEMENTS:                                       8,304              7,124
              Accumulated depreciation and amortization                                    (5,002)            (4,111)
                                                                                 ----------------   ----------------
                 Equipment, furniture, and improvements, net                                3,302              3,013
                                                                                 ----------------   ----------------
              OTHER ASSETS                                                                    385                405
                                                                                 ----------------   ----------------
              TOTAL                                                              $         19,926   $         30,391
                                                                                 ----------------   ----------------
                                                                                 ----------------   ----------------
              LIABILITIES AND STOCKHOLDERS' EQUITY

              CURRENT LIABILITIES:
              Accounts payable and accrued expenses                              $          5,177   $          5,152
              Deferred revenue                                                              2,686              4,139
              Obligations under capital leases                                                107                 92
                                                                                 ----------------   ----------------
                 Total current liabilities                                                  7,970              9,383
                                                                                 ----------------   ----------------
              NONCURRENT LIABLITIES:
              Obligations under capital leases                                                253                146
              Convertible preferred stock dividend payable                                  2,007                  -
                                                                                 ----------------   ----------------
                                                                                            2,260                146
                                                                                 ----------------   ----------------
              COMMITMENTS AND CONTINGENCIES (See Note 3)                                        -                  -
                                                                                 ----------------   ----------------
              STOCKHOLDERS' EQUITY:
              Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized, issuable in Series: Series A, 600,000 shares
                designated, none issued; Series B, 25,000 shares issued and outstanding - liquidation value of $25,000,000
                plus accrued and unpaid dividends                                               1                  1

              Common stock: $.001 par value, 50,000,000 shares
                authorized: 15,331,705 and 15,261,240 shares issued and
                outstanding                                                                    15                 15
              Additional paid-in capital                                                   87,772             89,376
              Accumulated deficit                                                         (78,092)           (68,530)
                                                                                 ----------------   ----------------
                 Total stockholders' equity                                                 9,696             20,862
                                                                                 ----------------   ----------------
              TOTAL                                                              $         19,926   $         30,391
                                                                                 ----------------   ----------------
                                                                                 ----------------   ----------------

                       See notes to financial statements.

                            IGEN INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                        DECEMBER 31,                         DECEMBER 31,
                                                                   1998               1997              1998              1997
                                                                   ----               ----              ----              ----
                                                                         (UNAUDITED)                          (UNAUDITED)
           REVENUES:
               Royalty income                                $         2,561    $       1,591     $       6,699     $       3,182
               Product sales                                           1,427            1,352             3,774             4,121
               License fees and contract revenue                         205              310               510             2,855
                                                             ---------------    -------------     -------------     -------------
                                                                       4,193            3,253            10,983            10,158
                                                             ---------------    -------------     -------------     -------------
           OPERATING COSTS AND EXPENSES:
               Product costs                                             358              464               977             1,408
               Research and development                                3,798            2,888            10,234             8,493
               Marketing, general and administrative                   3,451            2,950             9,919             9,190
                                                             ---------------    -------------     -------------     -------------
                                                                       7,607            6,302            21,130            19,091
                                                             ---------------    -------------     -------------     -------------
           LOSS FROM OPERATIONS                                       (3,414)          (3,049)          (10,147)           (8,933)
           INTEREST AND OTHER INCOME - NET                               172               10               585               (63)
                                                             ----------------   -------------     -------------     -------------


           NET LOSS                                          $        (3,242)   $      (3,039)    $      (9,562)    $      (8,996)
                                                             ---------------    -------------     -------------     -------------
                                                             ---------------    -------------     -------------     -------------
           BASIC AND DILUTED LOSS PER SHARE
           (Note 2)                                          $         (0.24)   $       (0.20)    $       (0.72)    $       (0.60)
                                                             ---------------    -------------     -------------     -------------
                                                             ---------------    -------------     -------------     -------------

           SHARES USED IN COMPUTING NET LOSS
               PER SHARE                                              15,322           15,157            15,306            15,082
                                                             ---------------    -------------     -------------     -------------
                                                             ---------------    -------------     -------------     -------------





                       See notes to financial statements.

                            IGEN INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 NINE MONTHS ENDED
                                                                                                   DECEMBER 31,

                                                                                              1998               1997
                                                                                            -----------       -----------
                                                                                                     (UNAUDITED)
      CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
         Net loss                                                                           $   (9,562)        $   (8,996)
         Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                           891                857
           Deferred revenue                                                                     (1,453)               181
           Add (deduct) items not affecting cash:
             (Increase) decrease in accounts receivable                                         (2,030)               860
             Decrease in inventory                                                                  10                487
             Decrease (increase) in other current assets                                            32               (195)
             Decrease in other non-current assets                                                   20                 29
             Increase accounts payable and accrued expenses                                         25                440
                                                                                            ----------         ----------
                Net cash used in operating activities                                          (12,067)            (6,337)
                                                                                            ----------         ----------
      CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
         Expenditures for equipment, furniture and improvements                                   (980)              (353)
         Purchases of short-term investments                                                   (14,759)           (14,816)
         Sale of short-term investments                                                         27,329                 --
                                                                                            ----------         ----------
                Net cash provided by (used in) investing activities                             11,590            (15,169)
                                                                                            ----------         ----------
      CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
         Repayment of notes receivable from sale of common stock, net                               --                 24
         Issuance of convertible preferred stock, net                                               --             23,625
         Issuance of common stock - net                                                            403                597
         Payments under capital lease obligations                                                  (78)              (122)
                                                                                            ----------         ----------
                Net cash provided by financing activities                                          325             24,124
                                                                                            ----------         ----------
      NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (152)             2,618

      CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             1,502                790
                                                                                            ----------         ----------
      CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $    1,350         $    3,408
                                                                                            ----------         ----------
                                                                                            ----------         ----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
DURING THE NINE MONTHS ENDED DECEMBER 31, 1998, THE COMPANY INCURRED CAPITAL LEASE OBLIGATIONS AND ACCRUED BUT UNPAID PREFERRED STOCK DIVIDENDS OF APPROXIMATELY $200,000 AND $1.5 MILLION, RESPECTIVELY. THERE WERE NO SUCH COMPARABLE ITEMS FOR THE PERIOD ENDED DECEMBER 31, 1997.

                       See notes to financial statements.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

NOTES TO FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation and Accounting Policies

The financial statements of IGEN International, Inc. (the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at December 31, 1998 and the Company's results of operations for the three and nine month periods ended December 31, 1998 and 1997 and cash flows for the nine month periods ended December 31, 1998 and 1997. Interim period results are unaudited and are not necessarily indicative of results of operations or cash flows for a full year period. The balance sheet at March 31, 1998 was derived from audited financial statements at such date.

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

Inventory - Inventory is recorded at the lower of cost or market using the first-in, first-out method and consists of the following (in thousands):

                                             DECEMBER 31, 1998        MARCH 31, 1998
                                             -----------------        ----------------

         Finished goods                            $      882              $      824
         Work in process                                  146                     117
         Raw materials                                    397                     494
                                                   ----------              ----------

         Total                                     $    1,425              $    1,435
                                                   ----------              ----------
                                                   ----------              ----------

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

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

Loss Per Share - Loss per share computations at December 31, 1998 and 1997 follow:

                                                             THREE MONTHS ENDED DECEMBER 31,    NINE MONTHS ENDED DECEMBER 31,
                                                                  1998             1997             1998              1997
                                                            ------------     ------------      -----------          ---------
Weighted average number of common shares
outstanding                                                       15,322           15,157           15,306             15,082
                                                            ------------     ------------      -----------          ---------

Net loss                                                     $    (3,242)    $     (3,039)     $    (9,562)         $  (8,996)
Plus accrued Series B convertible preferred
stock dividend                                                      (493)               -           (1,465)                 -
                                                            ------------     ------------      -----------          ---------

Loss attributable to common shareholders                      $   (3,735)    $     (3,039)     $   (11,027)         $  (8,996)
                                                            ------------     ------------      -----------          ---------
                                                            ------------     ------------      -----------          ---------

Loss per share - basic and diluted                            $    (0.24)    $      (0.20)     $     (0.72)         $   (0.60)
                                                            ------------     ------------      -----------          ---------
                                                            ------------     ------------      -----------          ---------

Under SFAS 128, accrued Series B preferred stock dividends increase the net loss for the purpose of computing loss per share. Generally, dividends are payable upon conversion, maturity or redemption and the Company may periodically elect to pay dividends in stock rather than cash. Accrued dividends through December 31, 1998 have been recorded as a long-term liability in the accompanying financial statements.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, both of which are effective for the Company's fiscal year 1999. SFAS No. 130 requires businesses to disclose

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

comprehensive income (loss) and its components in the financial statements. During the three and nine months ended December 31, 1998 and 1997, the Company's comprehensive income (loss) approximated its net income (loss) for the period. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments. The Company is continuing to review what operating segments that it may report on upon adoption of SFAS No. 131.

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

3.       LITIGATION

BOEHRINGER MANNHEIM ("ROCHE")

On September 15, 1997, the Company filed a lawsuit in Maryland against Boehringer Mannheim GmbH, now known as Roche Diagnostics a subsidiary of Hoffman-LaRoche Ltd. (referred to herein as Roche), to which the Company has licensed certain rights to develop and commercialize diagnostic products based on the Company's ORIGEN technology. That lawsuit is pending in the Southern Division of the United States District Court for the District of Maryland. The Company's dispute with Roche arises out of a 1992 License and Technology Development Agreement (the "Agreement"), pursuant to which Roche developed and launched its "Elecsys" line of diagnostic products, which is based on ORIGEN technology. The Company alleges that Roche has failed to perform certain material obligations under the Agreement, including development and commercialization of ORIGEN technology according to the contractual timetable; exploitation of the license to the extent contemplated by the parties; phase out of certain non-royalty-bearing product lines; exploitation of ORIGEN technology only within Roche's licensed fields; proper treatment of intellectual property rights regarding ORIGEN technology; maintenance of records essential to the computation of royalties; and proper computation of royalties. In its lawsuit, the Company seeks damages as well as injunctive and declaratory relief, including a judicial determination of its entitlement to terminate the Agreement. The Company has agreed not to terminate the Agreement unless and until the Court determines its entitlement to do so. Roche recently filed counter claims against the Company alleging among other things, that IGEN breached its obligations under the Agreement by permitting other licensees to exercise certain rights to IGEN's electrochemiluminescence ("ECL") technology, by failing to share certain ECL improvements with Roche, and by declining to defend Roche in a patent lawsuit. Roche also alleges that IGEN has misrepresented its own intentions with respect to the expansion of rights granted to Eisai Co., Ltd. under a license agreement. Roche further alleges that the Company has interfered with Roche's business relationships by filing a lawsuit against Hitachi in Japan and by seeking a preliminary injunction to enjoin Roche from exploiting ECL technology in certain markets.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

On July 27, 1998, the Maryland court enjoined Roche from marketing its Elecsys products in physician's office laboratories, ordered Roche to escrow all revenues from past sales to physician's office laboratories pending the outcome of the litigation, and required Roche to transfer all of its current Elecsys customers that are physician's office laboratories to IGEN for ongoing supply needs. The litigation against Roche may have a material adverse effect upon the Company regardlers of whether the outcome is favorable or not.

HITACHI

In December 1997, IGEN International K.K., a Japanese subsidiary of the Company, field a lawsuit in Tokyo District Court against Hitachi Ltd. ("Hitachi"). This lawsuit seeks to enjoin Hitachi from manufacturing, using or selling the Elecsys 2010 immunoassay instrument in Japan. The lawsuit also seeks to enjoin Hitachi from infringing the subsidiary's license registration, known in Japan as a "senyo-jisshi-ken," in connection with the development of the Mosys ("Modular") instrument. Hitachi is the sole manufacturer for Roche of the Elecsys 2010 immunoassay instrument. Roche sells the Elecsys 2010 worldwide to central hospital laboratories and clinical reference laboratories. The Company's Japanese subsidiary alleges that both the Elecsys 2010 and the Modular are based on ORIGEN technology. The Company's ORIGEN technology is licensed to its Japanese subsidiary and to Eisai K.K. pursuant to a "senyo-jisshi-ken." The Company's Japanese subsidiary further alleges that Hitachi's manufacture and sale of the Elecsys 2010 and development of the Modular violate the "senyo-jisshi-ken." Hitachi alleges that its manufacture and sale of clinical diagnostic instruments in Japan are under a license from Roche and that Roche has an exclusive, worldwide license from the Company. Hitachi further alleges that it is not developing the Modular. The lawsuit requests injunctive relief against Hitachi and destruction of the Elecsys 2010 and Modular instruments in Hitachi's possession.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company devotes substantially all of its resources to the research and development of its proprietary technologies, primarily the ORIGEN(R) technology, for clinical diagnostic and life science research products. Historically, the Company's sources of revenue have consisted primarily of license or research payments pursuant to licensing or collaborative research agreements. The Company has entered into arrangements with corporate collaborators that provide for the development and marketing of certain ORIGEN-based systems. These agreements provide fees and royalties payable to the Company in exchange for licenses to produce and sell products. Beginning in the fourth quarter of fiscal 1997, the Company's revenues from license fees and contract research were substantially replaced by royalties based on corporate licensees' product sales. In the near term, the Company may selectively pursue additional strategic alliances, although over time, it expects an increasing amount of its revenues to be derived from sales of its products and royalties from corporate collaborations.

In addition to historical information, this document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to statements regarding the Company's expectations with respect to the level of anticipated royalty and revenue growth, trends in financial or operational performance, the outcome of litigation, new product plans and business prospects, the Company's plans and objectives for future operations, assumptions underlying such plans and objectives, the Company's plans and expectations with regard to Year 2000 issues and other forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Such statements are based on management's current expectations and are subject to a number of factors, risks and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. In particular, careful consideration should be given to the cautionary statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to the risks and uncertainties detailed in the Company's Annual Report on Form 10-K for the year ended March 31, 1998 previously filed with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

THE QUARTER AND NINE MONTHS IN REVIEW

The Company reported a net loss of $3.2 million ($0.24) per share on revenue of $4.2 million for its third quarter ended December 31, 1998. This compares with a net loss of $3 million ($0.20 per share) on revenue of $3.3 million during the same period last year. For the nine months ended December 31, 1998, the Company reported a net loss of $9.6 million ($0.72 per share) on revenue of $11 million as compared to a net loss of $9 million ($0.60 per share) on revenue of $10.2 million for the same prior year period.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the current quarter, revenue increased by 29% over the prior year's quarter. This is attributable to higher royalties on sales of products by corporate collaborators, particularly Roche Diagnostics ("Roche"), whose Elecsys series of immunodiagnostic products are based on IGEN's proprietary ORIGEN(R) technology. Revenues for the current quarter are also 35% higher than the immediately preceeding quarter ended September 30, 1998 due to a combination of increased product sales (31%) and royalty income (34%). For the nine months ended December 31, 1998, revenue increased by $825,000 (8%) over the prior year. This increase was due to higher royalty income ($3.5 million or 111%) which was primarily offset by a $2 million non-recurring license fee received from Eisai last year coupled with lower contract revenue and product sales which decreased $347,000 (8%).

In 1992, the Company entered into a License and Technology Development Agreement with Roche. Pursuant to the Agreement, Roche launched its Elecsys product line in 1996, which is based on the Company's ORIGEN technology. The Company is involved in litigation with Roche arising out of this Agreement. One of the disputes at issue in the litigation relates to the computation of royalties to which the Company is entitled. Royalty income recorded by the Company based on reports provided by Roche, which the Company believes are understated, was $2.4 million and $6 million, respectively, during the quarter and nine months ended December 31, 1998.

Product costs for the three and nine months ended December 31, 1998 decreased to approximately 26% from 34% in the corresponding prior year periods. This decrease is attributable to discontinued sales to Organon Teknika whose license arrangement with the Company provided for product sales at a transfer price equal to the Company's fully burdened manufacturing cost, with no gross margin on such sales. Research and development expenses increased to $3.8 million for the three months ended December 31, 1998 from $2.9 million in the prior year while increasing to $10.2 million from $8.5 million for the nine months ended December 31, 1998, when compared with the same prior year period. These increases can be attributed to increased development costs from higher internal and contract staffing levels for the ORIGEN M-SERIES system. Marketing, general and administrative expenses increased to $3.5 million in the current quarter from $3 million in the comparable prior year quarter while increasing to $9.9 million for the nine months ended December 31, 1998 from $9.2 million in the same prior year period. This increase is attributable primarily to higher professional fees from the Roche litigation.

Interest and other income (net) increased to $172,000 and $585,000 for the quarter and nine months ended December 31, 1998 compared to net interest income of $10,000 and net interest expense of $63,000, respectively, in the corresponding prior year periods. This change was due to an increase in interest income from a higher balance of short term investments coupled with a decrease in interest expense on the interest bearing royalty advance from Roche which was extinguished during the quarter ended September 30, 1998.

Results of operations over the next several years are likely to fluctuate substantially from quarter to quarter as a result of differences in the timing of revenues earned under license and product development agreements, and associated product development expenses.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 ISSUE

The Year 2000 ("Y2K") issue results from computer programs and hardware that are unable to distinguish between the Year 1900 and the Year 2000; accordingly, computer systems that have time-sensitive calculations may not properly recognize the Year 2000. This could result in system failures or miscalculations, causing disruptions of the Company's operations, including, without limitation, research, manufacturing, distribution, and other business activities. The Y2K problem may affect the Company's computer hardware, software, systems, devices and applications, and may also affect products manufactured by collaborators using the Company's technology.

The Company has conducted a review of its systems to identify those areas that could be affected by the Y2K problem and has established a program to address Y2K issues. A primary component of this program is the installation of a new Y2K compliant Enterprise Resource Planning ("ERP") computer system, which will perform substantially all of the central data processing tasks of the Company. The Company is installing this system (regardless of concerns about the Y2K problem) in order to fully integrate its financial systems with its manufacturing and distribution systems and provide for the growth of its business. The Company plans to complete installation of the new system in mid-1999.

Most of the Company's other information technology systems, including desktop computers, server computer equipment and installed commercial application software, are relatively new and have been designed with the Y2K issue in mind. The Company has begun testing of these information technology systems that are material to the Company's business, and anticipates that testing will be completed in mid-1999. To the extent that these systems are found not to be Y2K compliant, the Company believes that any material issues can be resolved by installing commercially available upgrades.

In addition to reviewing its systems, the Company has also considered the impact of the Y2K issue on products that it manufactures and on products manufactured by collaborators using the Company's technology. In all material respects, products manufactured by the Company are Y2K compliant. The Company is aware that certain products manufactured by collaborators using the Company's technology may utilize calendar dates. Where known, the Company has contacted these third parties to ascertain their awareness of the problem and their plans to address the Y2K issue. Roche has indicated to us that its Elecsys products are currently Y2K compliant or can be made Y2K compliant with a currently available software upgrade.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company has identified critical providers of information, goods and services ("Suppliers") in order to assess their Y2K compliance and has sent questionnaires to such critical Suppliers. Although the Company cannot control the response time of Suppliers to its surveys, the Company hopes to have assessed survey responses by March 31, 1999 and confirmed year 2000 readiness of selected Suppliers by May 31, 1999. The Company does not intend to contact entities that are not critical and cannot guarantee that such entities will be Y2K compliant. There can be no assurance that the Company's suppliers are, or will be, Y2K compliant or that a failure of timely Y2K compliance on the part of the Suppliers would not have a material adverse effect on the Company.

The Company's business operations are also dependent upon the Y2K readiness of infrastructure suppliers in areas such as utilities, communications, transportation and other services. The Company has been unable to assess the likelihood, length or effects of failures by any of these suppliers and there can be no assurance that such failures will not have a material adverse effect on the Company.

The Company has not incurred, and does not expect to incur, material costs in conjunction with its Y2K remediation plan. The majority of the costs incurred to date are related to the installation of the ERP system. As described above, the Company did not undertake this project to specifically address the Y2K issue and the installation has not been accelerated or otherwise modified as a result of the Y2K issue.

At the current time, the Company anticipates that its critical information and non-information technology systems will be Y2K compliant in all material respects before January 1, 2000. Although the Company does not expect, in view of its Y2K readiness efforts and diversity of its suppliers and customers, the occurrence of Y2K failures to have a material adverse effect on the financial position or results of operations of the Company, there can be no assurance of complete Y2K compliance.

Contingency plans for information technology systems generally anticipate use of standard non-customized replacement modules in the event of contingencies. Work with major collaborator vendors to date has indicated a high awareness of the issues and plans to address them. Alternative vendors are available for most major supplies and raw materials. Nonetheless, it is not possible for the Company to fully assess the likelihood or magnitude of consequences from vendor or collaborator Y2K compliance issues. While there are no indications of major revenue disruptions from actions of such third parties, there can be no assurance at this time as to the future impacts of Y2K actions or inactions by collaborators or vendors.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations through placements of preferred and common stock, aggregating approximately $85 million through December 31, 1998. In addition, the Company has received funds from collaborative research and licensing agreements, royalty payments and sales of its ORIGEN line of products. As of December 31, 1998, the Company had $10.4 million in cash, cash equivalents and short term investments. Working capital was $8.3 million at December 31, 1998.

Net cash used in operating activities was $12.1 million for the nine months ended December 31, 1998, as compared to $6.3 million for the corresponding prior year period. This increase in net cash used was due primarily to recognition of revenue in the current year that was previously received and recorded as deferred revenue in the prior year. In addition, the Company has recorded royalty income which has a receivable balance of approximately $2.2 million at December 31, 1998, due primarily from Roche.

The Company used approximately $980,000 and $353,000 of net cash for investing activities related to the acquisition of computer system components, laboratory equipment, furniture and leasehold improvements during the nine months ended December 31, 1998 and 1997, respectively. During the current fiscal year, the Company financed approximately $200,000 of additional capital expenditures through long-term third-party financing. The Company believes material commitments for capital expenditures may be required in a variety of areas, such as product development programs. The Company has not, at this time, made commitments for any such capital expenditures or secured additional sources to fund such commitments.

The Company has no reason to believe that the existence of the Roche litigation is having a material adverse affect on Roche sales pursuant to the Agreement or that a negative result for the Company in the Roche litigation would have a material adverse affect on Roche's sales, although there can be no assurance that the litigation or its outcome would not have such an effect. On July 27, 1998, the Maryland court enjoined Roche from marketing its Elecsys products in physician's office laboratories ("POL's"), required it to escrow all revenues from past sales to POL's pending the outcome of the litigation, and ordered Roche to transfer all of its current Elecsys customers that are POL's to IGEN for ongoing supply needs. As it now stands, Roche has the right to continue to market its Elecsys products to central hospital laboratories and clinical reference laboratories during the terms of the Agreement unless and until the Company is determined to have the right to terminate the Agreement and then determines to terminate the Agreement. If the Company elects to terminate the Agreement, it would have a material adverse effect on the Company's royalty revenue from license sales unless and until the Company entered into a strategic partnership with another company that is able to develop and commercialize diagnostic instruments for central hospital laboratories and clinical reference laboratories. There can be no assurance, if the Company decided to terminate the Agreement, that the Company would be able to enter into such a strategic partnership on terms favorable to the Company.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company does not expect that failure to prevail in the Hitachi litigation by itself would have a material adverse effect on the Company's revenue or sales, since Hitachi would continue to manufacture Roche instruments and the Company would continue to earn royalties in connection therewith. There can be no assurance that the Hitachi litigation will not have a material adverse effect on the Company's intellectual property, regardless of whether the outcome of the litigation is favorable or not. Success by the Company in the Hitachi litigation could have a material adverse effect on the Company's royalty revenues from sales of Elecsys products to the extent that Roche's sales of instruments are hindered because it needs to find a new manufacturer for its instruments.

The Company has incurred and expects to incur substantial additional research and development expenses, manufacturing costs and marketing and distribution expenses and costs related to the Roche litigation in the future. It is the Company's intention to selectively seek additional collaborative or license agreements with suitable corporate collaborators, although there can be no assurance the Company will be able to enter into such agreements or that amounts received under such agreements will reduce substantially the Company's funding requirements. To provide for financial flexibility and increased liquidity, the Company has recently received two commitments for a secured debt financing of up to $30 million. Funding is subject to certain conditions and the Company anticipates that it will complete this financing prior to the end of the current fiscal year. Additional equity or debt financing may be obtained, but there can be no assurance that these funds will be available on favorable terms, if at all.

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

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

PART II     OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS

            The information required under this item is incorporated herein by reference to Part I, Item 1 - Notes to Financial Statements.

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits

                  11.1 Statements regarding computation of per share earnings for the three and nine months ended December 31, 1998 and 1997.

                  27.1    Financial Data Schedule

            (b)   Reports on Form 8-K

                  None

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                IGEN International, Inc.

Date: FEBRUARY 12, 1999         /S/ GEORGE V. MIGAUSKY
      ------------------        ----------------------
                                George V. Migausky
                                Vice President of Finance and Chief Financial
                                Officer (On behalf of the Registrant and as
                                Principal Financial Officer)

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

                                  EXHIBIT INDEX

EXHIBIT NUMBER                        DESCRIPTION                         PAGE
-----------------             -----------------------------               ----
11.1                          Computation of per share data               13
