Form 10-K
period 1999-03-31
IGEN INTERNATIONAL INC /DE
filed 1999-06-29
CIK 916304

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                      For Fiscal Year Ended March 31, 1999
                                            --------------

                         Commission File Number      0-23252
                                                -----------------

                            IGEN INTERNATIONAL, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                               94-2852543
-------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD                          20877
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                  301/984-8000
     ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                         Yes    X               No
                            ---------              --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. _

The aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant as of June 11, 1999, computed by reference to the closing sale price of such stock quoted on the Nasdaq National Market, was approximately $271,638,100. For the purposes of this calculation, shares owned by officers, directors and 5% shareholders known to the Registrant have been deemed to be owned by affiliates.

The number of shares outstanding of the Registrant's Common Stock as of June 11, 1999 was 15,372,600.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K. Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on September 15, 1999.

PART I
IN ADDITION TO HISTORICAL INFORMATION THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. REFERENCE IS MADE IN PARTICULAR TO STATEMENTS REGARDING THE POTENTIAL MARKET FOR DIAGNOSTIC PRODUCTS, POTENTIAL IMPACT OF COMPETITIVE PRODUCTS, THE COMPANY'S EXPECTATIONS REGARDING THE LEVEL OF ANTICIPATED ROYALTY AND REVENUE GROWTH IN THE FUTURE, THE POTENTIAL MARKET FOR PRODUCTS IN DEVELOPMENT, THE OUTCOME OF LITIGATION, THE DESCRIPTION OF THE COMPANY'S PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ASSUMPTIONS UNDERLYING SUCH PLANS AND OBJECTIVES AND OTHER FORWARD-LOOKING STATEMENTS INCLUDED IN ITEM 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" ("MD&A"). SUCH STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF FACTORS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. IN PARTICULAR, CAREFUL CONSIDERATION SHOULD BE GIVEN TO CAUTIONARY STATEMENTS MADE IN ITEM 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND IN ITEM 1 - "BUSINESS" UNDER THE HEADING "RISK FACTORS." IGEN DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

ITEM 1.  BUSINESS

IGEN International, Inc. ("IGEN" or the "Company"), together with collaborators, develops, manufactures and markets diagnostic systems utilizing IGEN's patented ORIGEN technology, which is based on electrochemiluminescence ("ECL"), a universal diagnostic platform which addresses many segments of the diagnostics industry. The Company believes that ORIGEN-based diagnostic products offer significant advantages over existing systems by providing a combination of enhanced speed, sensitivity, flexibility, throughput and cost effectiveness. The Company and its collaborators design ORIGEN-based diagnostic systems for multiple segments of the $20 billion worldwide diagnostic market, from hospital and clinical reference laboratories to patient point-of-care, life science research, industrial and in-home testing.

The Company has commercialized certain first generation ORIGEN-based products for large, established markets, such as clinical reference and central hospital laboratories, in collaboration with leading healthcare companies. All of these products feature the ORIGEN technology as the central diagnostic operating system. There are six ORIGEN-based product lines on the market generating revenues from equipment and recurring reagent sales which are being sold either by IGEN or its licensees. The Company estimates that approximately 5,000 of these systems have been sold or placed with customers, with more than 75% of these systems having been placed or sold in the last 24 months. The Company directly markets two product lines, the M-SERIES High Throughput Screening system and the ORIGEN Detection System, along with related reagents and services, for life science research applications. Leveraging on its success in developing and commercializing the first generation of ORIGEN-based products, the Company's strategy is to expand its role in the manufacturing and marketing of a new generation of ORIGEN-based products to create a universal diagnostic platform for potential high-growth market segments, including patient point-of-care, high throughput drug screening ("HTS") (life science research), and food, water and animal health testing (industrial). To facilitate marketing and distribution in certain of these new market segments, the Company may enter into corporate collaborations.

The Company has recently completed the development of a second generation of the ORIGEN-based system, the ECL Module ("ECLM"). The Company developed the ECLM to be a self-contained, fully-functional diagnostic operating system that approximates 1/20th the size of, and is fully compatible with, the first generation ORIGEN operating system. The ECLM reduces the time and cost required to incorporate ORIGEN technology into many diagnostic or analytical instruments. Because the ECLM combines small size and relatively low cost, with speed, accuracy and sensitivity equal to the first generation of ORIGEN-based products, the Company believes that the ECLM will accelerate the development of products for potential high-growth market segments.

In the life science research market, IGEN has developed and is marketing the first ECLM-based product, the M-SERIES High Throughput Screening System, for use by biopharmaceutical companies in the drug discovery process. IGEN believes that screening specific drug targets against libraries containing hundreds of thousands of potential drug candidates is one of the most difficult challenges in the biopharmaceutical industry. The M-SERIES was developed to enable the rapid development of HTS assays and should allow biopharmaceutical companies to perform thousands of screens per day at less cost and with greater reliability. Leveraging on IGEN's extensive pharmaceutical contacts and its reputation in the life science research market, the Company established its first contracts with customers in the HTS market. Commitments to acquire the M-SERIES have been made by Pfizer, Amgen, Bristol-Myers Squibb, Schering Plough, Merck, Abbott Laboratories, Novo Nordisk, Agouron, Peptide Therapeutics, Zymogenetics, Battelle and the John Wayne Cancer Institute. Shipments of the first two M-SERIES pre-production units occurred in March, 1999.

In the point-of-care market, the Company believes that ECLM-based devices should allow for a broad diagnostic menu, faster turnaround of tests, more accurate diagnosis and, therefore, better and more cost-effective patient care. The broad menu of immunoassays that has been developed by IGEN and its collaborators for the first generation of ORIGEN-based products can be performed on, and is available for use with, ECLM-based devices for the point-of-care market. IGEN is currently exploring collaborative business arrangements to accelerate the commercialization of ECLM-based products for multiple point-of-care applications.

In the industrial market, IGEN has performed field evaluations of its ORIGEN test for E. coli bacteria in meat and other foods with the U.S. Department of Agriculture ("USDA") and two major food producers. This test, developed in conjunction with the USDA Agricultural Research Service, is used in testing food and beverage products, such as meat used in hamburger, for the bacteria which have caused numerous outbreaks of gastrointestinal and renal disease worldwide. According to published studies by the USDA, the ORIGEN-based test, which is automated and creates a permanent record of test results, is 1,000 times more sensitive and significantly faster than existing E.coli tests.

The Company has entered into collaborations with established diagnostic and pharmaceutical companies which have provided IGEN with $80 million in license fees and product development and marketing resources, in addition to royalties on product sales. In 1997, revenues from these collaborations substantially shifted from up-front license fees to royalties based on sales of equipment and reagents.

         - The Company has a collaboration with Roche Diagnostics ("Roche"), the largest worldwide manufacturer of diagnostic equipment and supplies, to commercialize ORIGEN-based clinical immunodiagnostic and nucleic acid probe systems that are marketed worldwide to central hospital and clinical reference laboratories. IGEN has received $50 million in license fees from Roche and receives royalties on product sales. Roche presently markets two ORIGEN-based systems under the Elecsys product line together with a test menu of more than 35 different assays (including tests for infectious diseases, anemia, cancer, heart attacks, thyroid disease and fertility/pregnancy, as well as other tests).

              IGEN has filed a lawsuit in Maryland against Roche, which claims multiple breaches of the license agreement between the parties and failure by Roche to perform its material obligations under the agreement. The timing or likelihood of resolving this matter cannot be determined at this time. See Item 3 - "Legal Proceedings."

         - The Company has an agreement with Organon Teknika B.V. ("Organon Teknika"), a company specializing in hospital and blood bank products, which is a business unit of Akzo Nobel N.V., a multinational corporation with annual revenues of approximately $12 billion, to develop and commercialize ORIGEN-based nucleic acid probe systems that will be marketed worldwide to clinical diagnostic and life science research markets. Organon Teknika has combined its proprietary nucleic acid sequence based amplification ("NASBA") technology with ORIGEN technology and markets the NucliSens line of diagnostic virology products together with test kits for the detection of HIV-1 RNA and CMV (cytomegalo virus). IGEN has received $20 million under its agreements with Organon Teknika and currently receives royalties on product sales.

         - IGEN has a collaboration with Eisai Co., Ltd. ("Eisai"), a leading Japanese pharmaceutical company, to market in Japan an ORIGEN-based diagnostic system for agreed-upon diagnostic tests currently focused primarily in the cancer area. Eisai introduced its first ORIGEN-based product under the trade name Picolumi during 1997 and IGEN receives royalties on product sales.

IGEN's executive offices, laboratories and manufacturing operations are located at 16020 Industrial Drive, Gaithersburg, Maryland 20877.

INDUSTRY BACKGROUND

IN VITRO diagnostic testing is the process of analyzing blood, urine and other specimens to screen for, monitor and diagnose diseases and other medical conditions or to determine the chemical and microbiological constituents of the specimens. The major IN VITRO procedures include immunodiagnostic, nucleic acid probe and chemistry tests. The worldwide IN VITRO diagnostic market opportunity for IGEN is estimated to be approximately $20.0 billion and includes diagnostic procedures performed in three primary markets: (i) the clinical diagnostic market, including central hospital laboratories, clinical reference laboratories and blood banks, which are collectively estimated at $14.0 billion, and patient point-of-care testing and home testing, which are collectively estimated at $2.0 billion; (ii) the life science research market, which is estimated at $2.0 billion, including laboratories in pharmaceutical and biotechnology companies, universities, private institutes and the government; and (iii) the industrial market, which is estimated at $2.0 billion, including food and water quality assurance programs, agricultural diagnostics and animal health testing.

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

Nucleic acid probe tests allow the detection of disease at the fundamental genetic level. The absence or presence of certain genes or gene mutations have been found to be reliable indicators of specific cancers, genetic disorders and infectious diseases. Nucleic acid probes provide a direct means of detecting nucleic acid sequences associated with either infectious agents or certain genes in a biological sample. One difficulty in the development of nucleic acid-based diagnostic technology is the low concentration of nucleic acid in the sample, which generally renders direct detection impractical. Recent solutions to this problem, including the DNA Polymerase Chain Reaction ("PCR") and NASBA, are capable of amplifying trace amounts of target nucleic acid hundreds of millions of times and allow for the detection of disease-causing genes before symptoms appear.

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

ORIGEN TECHNOLOGY

The ORIGEN technology is a proprietary technology based on ECL, which utilizes labels that, when attached to a biological substance and electrochemically stimulated, emit light at a particular wavelength to signal the presence of an analyte. The light emission can then be measured with a high degree of accuracy to detect and quantify the analyte. The Company's ORIGEN technology thus provides a uniform assay format to conduct a multitude of diagnostic tests including immunoassay, nucleic acid probe and clinical chemistry tests. The ORIGEN technology is protected by numerous patents in the United States and internationally.

IGEN and its collaborators are using the ORIGEN technology to develop and commercialize diagnostic systems that offer many advantages over current technologies. The Company believes that its ORIGEN technology offers improved speed, sensitivity, flexibility and throughput relative to existing diagnostic technologies and lowers the cost of diagnostic procedures. The ORIGEN system directly measures ECL, and does not involve the use of enzymes common in competing systems, thus permitting a simplified assay format. The ORIGEN diagnostic systems can be automated to provide in a uniform format a large number of immunoassay, nucleic acid probe and clinical chemistry tests. The essential component of the ORIGEN system is the measurement module, which consists of a flow cell containing an electrode and a light detection means such as a photodiode. The ORIGEN measurement module has been designed so that it can be easily incorporated into a variety of instruments from large central laboratory random-access systems to small batch systems. The major features and benefits of proprietary ORIGEN-based diagnostic systems are:


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


The Company has recently completed the development of a new generation of ORIGEN technology, the ECLM. The Company developed ECLM to be a self-contained, fully-functional diagnostic operating system that is 1/20th the size of, and fully compatible with, the first generation ORIGEN operating system. The ECLM reduces the time and cost required to incorporate ORIGEN technology into many diagnostic or analytical instruments. Because the ECLM combines small size and relatively low cost, with speed, accuracy and sensitivity equal to the first generation of ORIGEN products, the Company believes that the ECLM will accelerate the development of products for potential high-growth market segments.

ORIGEN-BASED PRODUCTS

The Company is designing its diagnostic systems to create a universal diagnostic platform for all segments of the diagnostic market, from large central laboratories to patient point-of-care and in-home testing. The Company believes that its ORIGEN-based technology is well suited for the development of a family of instruments to be used in all segments of the market. The technology permits virtually all clinical chemistry, immunodiagnostic, nucleic acid tests and tests to be performed on the same instrument using the same detection method.

         The following table summarizes the Company's products and development programs.


                                                                                          COMMERCIAL
         MARKET                      PRODUCT                    APPLICATION                 RIGHTS              STATUS
CLINICAL DIAGNOSTIC MARKET
HOSPITAL/REFERENCE LABORATORY
SYSTEMS                           Elecsys 2010                 Immunoassays                Roche             Product Sales

                                  Elecsys 1010                 Immunoassays                Roche             Product Sales

                                  NucliSens/NASBA QR           Nucleic Acid Probe          Organon Teknika   Product Sales
                                                               Detection

                                  Picolumi                     Immunoassays (Japan)        Eisai (Japan)     Product Sales

                                  High Throughput Elecsys      Immunoassays                Roche             Development
                                  System (Modular)

PATIENT POINT-OF-CARE SYSTEMS     Physician Office-Elecsys     Immunoassays                IGEN (1)          Product Sales

                                  Physician's Office/Portable  Immunoassays/Clinical       IGEN              Development
                                  Hospital Analyzer            Chemistry

LIFE SCIENCE RESEARCH MARKET      Home Self-Testing            Health Screening and        IGEN              Research
                                                               Monitoring


                                  M-SERIES High Throughput     Immunoassay/Nucleic Acid    IGEN              Product Sales
                                  System                       Probe
                                  ORIGEN Detection System and  Immunoassays/Nucleic Acid   IGEN              Product Sales
                                  Reagents                     Probe
                                  Cell Culture Reagents        Research Biologicals        IGEN              Product Sales
                                  NucliSens/NASBA QR           Nucleic Acid Probes         Organon Teknika   Product Sales



INDUSTRIAL MARKETS                Environmental/Water          Immunoassays and Nucleic    IGEN;             Development/
                                  Testing/Food Processing      Acid Probe Detection        Organon Teknika   Field Studies
                                  System

                                  Animal Health Systems        Immunoassays and Nucleic    IGEN              Development
                                                               Acid Probe Detection


------------
1 IGEN currently servicing customers pursuant to preliminary injunction issued by the Court in October, 1998.

CLINICAL DIAGNOSTIC PRODUCTS

HOSPITAL/REFERENCE LABORATORY SYSTEMS. One of the significant applications of the Company's ORIGEN technology is in large, highly-automated clinical immunoassay systems of the type used in central hospital laboratories, clinical reference laboratories and blood banks. Reference laboratories constitute the vast majority of the clinical diagnostic market today. Reference laboratory systems must be able to perform a wide variety of immunoassay tests on a large number of samples both reliably and cost-effectively. The Company and its corporate collaborators believe that systems based on the ORIGEN technology are well suited to serve this market, and may surpass those immunoassay and nucleic acid probe systems currently available in terms of speed, cost effectiveness and ease of use.

One of the Company's licensees, Roche, introduced its first ORIGEN-based random-access immunoassay system, the Elecsys 2010, for the central hospital and reference laboratory markets in 1996. The Elecsys 2010 is designed to perform multiple assays in a random-access mode while handling STAT tests (i.e., tests performed on clinical samples where the results are needed immediately) without interfering with the system workflow. Roche and Hitachi have cooperated in the development of the Elecsys 2010, building on their successful cooperation in clinical chemistry instrumentation. The Elecsys 2010 is designed so that it can be integrated with Roche's clinical chemistry systems. Roche also introduced the Elecsys 1010 system, which is a system designed for central hospital and reference lab customers who have a lower throughput requirement. Roche offers a competitive panel of more than 35 assays with the Elecsys systems, including tests for infectious diseases, anemia, cancer, heart attacks, thyroid disease, fertility/pregnancy, as well as other tests, and continues to develop additional assays for market introduction in subsequent months and years. IGEN is collaborating with Roche to develop additional assays for which IGEN is reimbursed by Roche for certain of its assay development costs. Roche is also developing the Modular, a high throughput Elecsys system. See Item 3 - "Legal Proceedings" for a description of litigation between the Company and Roche.

IGEN and its licensee, Organon Teknika, believe that the ORIGEN technology applied to nucleic acid probe assays will offer the advantages of greater accuracy and efficiency that the market demands. Organon Teknika is developing nucleic acid probe diagnostic tests that are used to analyze human gene sequences or to detect the presence of gene sequences of infectious organisms. Organon Teknika markets the NucliSens line of diagnostic virology products, which combines the first nucleic acid probe system based on the ORIGEN technology with NASBA. The NucliSens has four stages: sample preparation and nucleic acid isolation, amplification and detection. The NASBA QR System utilizes ORIGEN technology which provides automated, rapid, specific, sensitive and homogenous detection. Tests on the market include a product for the direct detection of HIV-1 RNA, both quantitatively and qualitatively, and for the detection of CMV (cytomegalo virus). Products under development by Organon Teknika include tests for hepatitis, chlamydia and mycobacteria. In addition to the diagnosis of infectious disease, the NucliSens has potential applications in the fields of genetic diseases, oncologic diseases and HLA typing for organ transplants.

The Company's licensee in Japan, Eisai, launched its ORIGEN-based product, the Picolumi, in 1997. The Picolumi consists of an immunodiagnostic instrument and certain assays. Currently, there are four cancer tests on the market and additional tests are in development.

PATIENT POINT-OF-CARE SYSTEMS. IGEN is independently developing ORIGEN-based products that can be used to perform immunoassays and clinical chemistry tests outside of large central laboratory settings. This market includes patient point-of-care settings such as the physician's office, ambulatory clinics, hospital emergency rooms, surgical and intensive care units, hospital satellite laboratories, nurse's stations or the hospital patient's bedside. Physicians, patients and third-party payors have created a demand for bringing laboratory testing closer to the patient in order to provide the medical practitioner with faster results and, therefore, prompt feed-back to the patient. Immunodiagnostic systems for individual physicians and group practices have had limited market penetration because of the lengthy turnaround time for test results (1-2 days), the need for skilled labor in performing tests and high cost. The Company believes that the emergence of simple, accurate and cost effective diagnostic products is shifting the site of IN VITRO diagnostic testing from the central clinical laboratory to alternate sites.

IGEN believes that significant demand exists for immunodiagnostic and clinical diagnostic products that reduce turnaround time and cost. IGEN's point-of-care system is being designed to conduct tests that can provide accurate results to the physician within 15 minutes, thereby permitting the physician to make a timely decision regarding the patient's course of treatment. The ORIGEN technology permits development of a system that is simple to operate at a very low cost per test. The Company is designing its point-of-care system to consist of a simple, low cost instrument and a line of reagents packaged in a disposable single test or panel format. As most assays can be conducted on the ORIGEN system in a uniform format, the Company believes that a broad menu of tests could be marketed on its point-of-care system.

Longer-term applications of the ORIGEN technology also exist in the field of in-home testing (patient self-testing), in which IGEN's technology may enable the creation of compact, inexpensive diagnostic products. The Company is exploring the feasibility of using its ORIGEN technology for such products.

LIFE SCIENCE RESEARCH PRODUCTS

M-SERIES HIGH THROUGHPUT SCREENING SYSTEM. IGEN believes that the need of biopharmaceutical companies to find new drugs and advances in drug discovery technologies has created an opportunity for the ORIGEN technology platform in the biopharmaceutical industry. Advances in fields of combinatorial chemistry and biotechnology have revolutionized drug discovery. With the advent of combinatorial chemistry, biopharmaceutical companies have dramatically expanded their drug candidate libraries. Developments in biotechnology and research programs such as the Human Genome Project have greatly increased the understanding of disease mechanisms and pathogens, providing novel therapeutic targets. In order to exploit these advances, biopharmaceutical companies are re-engineering their drug development processes. High Throughput Screening (HTS) uses automation and the latest advances in technology to accelerate the screening of compound libraries against the disease targets of interest.

In HTS, researchers are challenged to develop new target assays while reducing costs and always processing larger numbers of samples. IGEN's ORIGEN technology is ideally suited to provide products to the biopharmaceutical HTS market. IGEN's M-SERIES High Throughput Screening System, based on the ECLM builds on the applications of its first generation product, the ORIGEN Detection System. The M-SERIES is compatible with 96 and 384 multi-well plates that are commonly used in HTS laboratories, and can be fully integrated with existing automation and robotic systems. It should allow researchers to perform thousands of tests per day, with less cost and with greater sensitivity and reliability.

The sensitivity and accuracy of the M-SERIES has advantages over competitive screening technologies. It allows the user to quickly adapt the ORIGEN technology to target assays in weeks compared to the months taken today, to reduce the use of their rare reagent, and to be more confident in their positive and negative results. IGEN's assay expertise assists customers with assay feasibility, development and in the performance of assay services under full GMP compliance.

During 1998, IGEN established its first contracts with customers in the HTS market. Commitments to acquire the M-SERIES have been made by Pfizer, Amgen, Bristol-Myers, Squibb, Schering Plough, Merck, Abbot Laboratories, Novo Nordisk, Agouron, Peptide Therapeutics, Zymogenetics, Battelle, and the John Wayne Cancer Institute. Shipments of the first two M-SERIES pre-production units occurred in March 1999.

ORIGEN DETECTION SYSTEM. IGEN currently sells the ORIGEN Detection System and a line of related reagents and services. The ORIGEN Detection System is used by researchers who wish to perform immunoassays for life science applications. The ORIGEN Detection System is an open architecture assay platform that quantitates the binding affinity of any two molecules that come together with specificity. The "open architecture" component of ORIGEN refers to the researcher's ability to customize their assays for their particular performance parameters. The System is optimized for immunoassays, but offers researchers the flexibility to build other assays for direct detection of nucleic acids and receptor ligand studies.

ORIGEN is being implemented throughout the life science market as a replacement technology for Radioimmunoassays (RIA) and Enzyme Linked Immunosorbent Assays (ELISA), the most commonly used systems, as well as a replacement for newer chemiluminescent and fluorescent procedures. IGEN's market focus on biopharmaceuticals has resulted in successful application of ORIGEN technology by customers in drug discovery and development, compound screening, basic research, clinical trials, quality control and manufacturing. Biopharmaceutical researchers are benefiting from the ORIGEN Detection System's sensitivity as well as the reduction of time and labor, and significantly, the reduction in use of rare assay components such as proprietary compounds, antibodies, or clinical trial samples.

While IGEN's market focus has been on immunodiagnostic applications for biopharmaceutical customers, the Company also has customers at government and university research centers. Certain of these customers are performing research in strategic IGEN growth areas such as food and water quality testing. The Company has also broadened its assay versatility by expanding into nucleic acid probe applications. The Company believes that ORIGEN-based technology also sensitively detects DNA without costly amplification steps.

RESEARCH BIOLOGICALS. The Company produces and sells a line of research reagents under its ORIGEN brand name. The products are purified biological extracts that promote the growth of certain types of cells used in laboratory investigations. The Company markets the products directly as well as through distributors.

INDUSTRIAL PRODUCTS

The Company is seeking to develop further, either independently or with joint venture partners, ORIGEN-based products for use in food and water quality assurance programs and animal health testing. The emergence of simple, accurate and cost effective products is shifting testing from traditional labor intensive methods such as gas chromatography, to immunodiagnostics. The Company believes that its ORIGEN Detection System and reagents together with simpler, low-cost, ECLM-based instruments under development will be well-suited for these market applications.

The Company has performed field evaluations of its ORIGEN test for E.coli bacteria in meat and other foods with the USDA and two major food producers. This test, developed in conjunction with the USDA Agricultural Research Service, is used in testing food and beverage products such as meat used in hamburger, for the bacteria which have caused numerous outbreaks of gastrointestinal and renal disease worldwide. According to published studies by the USDA, the ORIGEN-based test, which is automated and creates a permanent record of test results, is 1,000 times more sensitive and significantly faster than existing E.coli tests.

Major food and beverage producers could become primary users of the E.coli test to ensure continued safety of food and beverage products. The major advantages of the ORIGEN test are its ability to perform in complex sample types like hamburger meat, in less time, with a 1,000 fold increase in sensitivity over available methods. The IGEN test will offer food producers the ability to efficiently test many more food samples than available methods. In addition to E.coli, IGEN will begin field evaluations soon of other ORIGEN-based food and beverage safety tests, such as a test for cryptosporidium parasite developed in conjunction with the Centers for Disease Control.

COLLABORATION AND LICENSE AGREEMENTS

IGEN's business strategy is to develop and market products both independently and in collaboration with established healthcare companies. The Company's ORIGEN technology has already provided near-term revenues, which have enabled the Company to pursue its strategic objectives in the diagnostic business. IGEN may seek additional corporate collaborations to accelerate commercialization of ECLM-based products for point-of-care applications and to facilitate marketing and distribution of its products in certain other markets.

ROCHE -- Roche Diagnostics GmbH ("Roche") is a subsidiary of F. Hoffmann La-Roche Ltd. of Switzerland, a multinational corporation with annual revenues exceeding $15 billion and the largest worldwide manufacturer of diagnostic equipment and supplies. Roche's principal strength is in the areas of clinical chemistry and nucleic acid probe systems, in which it is the market leader. The Company entered into an agreement under which Roche was granted rights to develop and market clinical diagnostic systems in certain markets worldwide based on the Company's technology. Under the agreement, IGEN received $50 million in license fees over a five-year period ending in 1996. Roche pays additional amounts for certain assay product development being performed by IGEN, and is obligated to pay the Company a royalty on all product sales.

The ORIGEN products being marketed by Roche under the name Elecsys, are a series of highly-automated diagnostic systems designed for central hospital laboratories and clinical reference laboratories. IGEN believes that Elecsys systems will enable Roche to increase its market presence in immunodiagnostics and to market systems capable of performing both clinical chemistry and immunodiagnostic tests. The Company estimates that Roche has placed or sold approximately 5,000 Elecsys systems with customers since market introduction in mid-1996. The Company has granted Roche an exclusive right to market these products to central hospital laboratories and clinical reference laboratories worldwide, except for rights previously licensed to Eisai to market contained products in Japan. The Company has also granted Roche a co-exclusive license to use the ORIGEN technology for nucleic acid probe tests for use in centralized hospital laboratories and clinical reference laboratories. In addition, Roche has granted to the Company a non-exclusive license to certain improvements for products based on the ECL technology resulting from Roche's work under its agreement with the

Company. This "grant back" may be used only in fields other than central hospital and clinical reference laboratories. The Company is involved in litigation with Roche. See Item 3 -" Legal Proceedings."

The Company recorded royalty income and license fees from the Roche agreement of $7.1 million, $4.4 million and $8.6 million for the three fiscal years ended March 31, 1997, 1998 and 1999.

ORGANON TEKNIKA B.V. Organon Teknika, a company specializing in hospital and blood bank products, is a business unit of Akzo Nobel N.V., a multinational corporation with annual revenues of approximately $12 billion. In 1993, the Company entered into a $20 million license agreement and a stock purchase agreement with Organon Teknika. The license agreement provides Organon Teknika with co-exclusive rights to commercialize certain products utilizing the Company's ORIGEN technology for detecting nucleic acids in centralized clinical markets, research markets and for certain pathogens for food testing. Organon Teknika has combined the Company's ORIGEN technology with NASBA, a proprietary nucleic acid amplification technique. The agreement provides for royalty payments to IGEN and for product supply arrangements. The Company also issued shares of Common Stock to Organon Teknika and agreed to devote specified resources to research and development activities in the field of clinical diagnostics. Robert Salsmans, a director of the Company, is President and Chief Executive Officer of the Organon Teknika group of companies.

EISAI CO., LTD. Eisai is a major Japanese pharmaceutical company. The Company granted a license to Eisai to market in Japan a clinical diagnostic system based on the Company's ORIGEN technology. Under this agreement, Eisai has paid $8 million to IGEN as license fees and an additional $2.75 million as an advance royalty payment. During 1997, Eisai launched an ORIGEN-based product under the trade name Picolumi, which consists of an immunodiagnostic instrument and certain assays for use in Japan in the market regulated by the Japanese Ministry of Health and Welfare. Eisai currently markets three cancer tests and one test for HTLV and is developing additional tests. The Company receives royalties from Eisai's sales.

For the three fiscal years ended March 31, 1997, 1998 and 1999, revenue from corporate collaborators, which is represented as product-based royalty income, license fees and contract revenue, totaled $9.6 million (60%), $7.8 million (58%), and $9.9 million (67%), respectively.

RESEARCH AGREEMENTS

In 1993, the Company established HyperGen, a joint venture partnership, with Hyperion Catalysis International ("Hyperion") to develop and commercialize biomedical products utilizing advanced materials such as Hyperion's proprietary Graphite Fibrils nanotubes. Hyperion, a privately-held company based in Cambridge, Massachusetts, is engaged in the development and manufacture of Graphite Fibrils, an innovative carbon-based nanofiber. IGEN licensed the exclusive right to use products developed by HyperGen for diagnostic applications. The Company contributed cash of $3 million for its initial 50% interest in HyperGen and made additional cumulative payments of $2 million based on the attainment of certain research milestones. In December 1994, the Company acquired the remaining 50% interest in HyperGen for $3 million. IGEN assumed operating control of HyperGen and consolidated HyperGen's research and development programs into the Company's internal programs.

Acquisition of the HyperGen rights to Graphite Fibrils enabled IGEN to commence the development of proprietary products to complement its business in the medical and life science marketplace. One product under investigation by IGEN is a filter comprised of Graphite Fibrils that could be used as a disposable electrode for ECL measurements for ORIGEN-based products. The Company's Chief Executive Officer, Samuel Wohlstadter, is Chief Executive Officer and a shareholder of Hyperion.

During November 1995, the Company formed a joint venture for the development and commercialization of advanced diagnostics products utilizing a proprietary combination of multi-array technology together with the Company's ORIGEN technology. Products based on these technologies would be used for high throughput, multiparameter analysis for DNA sequencing, clinical chemistry and immunodiagnostics. The joint venture is named Meso Scale Diagnostics, LLC ("MSD"), and was formed together with Meso Scale Technologies, LLC ("MST"), a company based in Maryland. MST is a technology-based company established and operated by Jacob Wohlstadter, the son of Samuel J. Wohlstadter, the Chief Executive Officer of the Company. Nadine Wohlstadter, a member of MST, is the spouse of Samuel J. Wohlstadter. The Company has agreed to provide initial capital contributions to MSD of $5 million over time in exchange for its ownership interest and in addition, it has agreed to fund the organizational and certain ongoing (non-research) expenses of MSD. Furthermore, at the request of MSD, IGEN will make available to MSD such personnel as are reasonably necessary to permit MSD to conduct its research (such time spent by IGEN personnel would be credited to IGEN's capital contributions). The Company will also participate in a collaborative research program under which no funds have been expended.

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

PATENTS AND OTHER PROPRIETARY RIGHTS

IGEN pursues a policy of seeking patent protection to preserve its proprietary technology and its right to capitalize on the results of its research and development activities and, to the extent it may be necessary or advisable, to exclude others from appropriating its proprietary technology. IGEN also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company prosecutes and defends its intellectual property, including its patents, trade secrets and know-how. The Company regularly searches for third-party patents in its fields of endeavor, both to shape its own patent strategy as effectively as possible and to identify licensing opportunities.

IGEN owns 40 issued U.S. patents and has 45 pending U.S. applications in the diagnostics field. Worldwide, the Company owns 85 additional issued patents and has more than 147 pending patent applications covering the same technology. These patents and patent applications cover various aspects of IGEN's ORIGEN technology and products, and the methods for their production and use. IGEN patents will not begin to expire until 2005; core ORIGEN patents will extend through 2015. The Company continues to protect its technology with new patent filings which could further extend its patent coverage.

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

In June 1998, a subsidiary of Ares - Serono filed a patent infringement claim against IGEN, Roche and Organon Teknika in U.S. District Court in Delaware. This action claims that a patent for "A Method Assay Employing a Magnetic Electrode" is being infringed by IGEN. The Company does not believe it infringed on the Serono patent and intends to vigorously defend against this claim.

The Company filed an opposition in the European Patent Office in 1995 to a patent (EP 0 285 05781) owned by Enzo Biochem, Inc. This patent covers labeled oligonucleotides useful in DNA probe assays. Separate oppositions have been lodged by Roche and Organon Teknika. The Company is vigorously opposing this patent. Since the opposition is still in an early stage, it is not possible to predict the outcome or the effect, if any, on the Company's intellectual property or products.

GOVERNMENT REGULATION

The Company's research and development activities and the future manufacturing and marketing of products by the Company are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, clinical diagnostic devices are subject to rigorous U.S. Food and Drug Administration ("FDA") regulation. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's clinical products. In addition to FDA regulations, the Company is subject to other federal and state regulations such as the Occupational Safety and Health Act and the Environmental Protection Act. Product development and approval within this regulatory framework may take a number of years and involves the expenditure of substantial resources. In addition, there can be no assurance that this regulatory framework will not change or that additional regulation will not arise at any stage of the Company's product development, which may affect approval of or delay an application or require additional expenditures by the Company.

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

CLINICAL DIAGNOSTIC SYSTEMS

The manufacture, distribution and sale in the United States of the Company's products for clinical diagnostic purposes will require prior authorization by the FDA. The FDA and similar agencies in foreign countries have promulgated substantial regulations that apply to the testing, marketing, export and manufacturing of diagnostic products. To obtain FDA approval of a new product for diagnostic purposes, the Company or its collaborators will in most cases be required to submit proof of the safety and efficacy of the product, or its "substantial equivalence" to previously marketed products. Such proof typically entails clinical and laboratory tests. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and time consuming. Significant difficulties or costs may be encountered by the Company in its efforts to obtain FDA approvals that could delay or preclude the Company from marketing its products for diagnostic purposes. Furthermore, there can be no assurance that the FDA will not request the development of additional data following the original submission. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which the Company or its collaborators will have the exclusive right to exploit those products or technologies.

The Company's and its collaborative partners' diagnostic products are regulated as medical devices. The Roche Elecsys clinical diagnostic product has received FDA approval. Prior to entering commercial distribution, all medical devices must undergo FDA review under one of two basic review procedures depending on the type of assay: a Section 510(k) pre-market notification ("510(k)") or a pre-market approval application ("PMA"). 510(k) notification is generally a relatively simple filing submitted to demonstrate that the device in question is "substantially equivalent" to another legally marketed device and includes tests for therapeutic drugs and hormones. Approval under this procedure may be granted within 90 days if the product qualifies, but generally takes longer, and may require clinical testing. When the product does not qualify for approval under the 510(k) procedure, the manufacturer must file a PMA to show that the product is safe and efficacious, based on extensive clinical testing among several diverse testing sites and population groups, and shows acceptable sensitivity and specificity. This procedure requires much more extensive pre-filing testing than does the 510(k) procedure and involves a significantly longer FDA review after the date of filing. In responding to a PMA, the FDA may grant marketing approval, may request additional information, may set restrictive limits on claims for use or may deny the application altogether.

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

The Company's products for the physician's office market will be affected by the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"), which is intended to insure the quality and reliability of medical testing and may have the effect of discouraging, or increasing the cost of, testing in physicians' offices. The regulations establish requirements for laboratories in the area of administration, participation in proficiency testing, patient test management, quality control, personnel, quality assurance and inspection. Under these regulations, the specific requirements that a laboratory must meet depend upon the complexity of the tests performed by the laboratory. Laboratory tests are categorized as either waived tests, tests of moderate complexity or tests of high complexity. Laboratories that perform either moderate or high complexity tests must meet standards in all areas, with the major difference in requirements between moderate and high complexity testing concerning quality control and personnel standards. Quality control standards for moderate complexity testing are being implemented in stages. Personnel standards for high complexity testing are more rigorous then those for moderate complexity testing. In general, personnel conducting high complexity testing will need more education and experience than those doing moderate complexity testing. Under the CLIA regulations, all laboratories performing moderately complex or highly complex tests will be required to obtain either a registration certificate or certificate of accreditation from the Healthcare Financing Administration ("HCFA").

Because the regulations' interpretation is uncertain, it is possible that certain of the Company's products may be categorized as tests of high complexity, in which case the Company's penetration of the point-of-care market would be reduced since not all laboratories would meet the standards required to conduct such tests. The Company understands that laboratories, including physician office laboratories, will be evaluating the requirements of CLIA in determining whether to perform certain types of moderate and high complexity diagnostic tests. The Company believes that the sale of its products will not be adversely affect by CLIA. However, no assurance can be given that the statute and its implementing regulations will not have a material adverse impact on the Company and its ability to market and sell any products that it develops.

Although the Company believes that it will be able to comply with all applicable regulations regarding the manufacture and sale of diagnostic devices, such regulations are always subject to change and depend heavily on administrative interpretations. There can be no assurance that future changes in regulations or interpretations made by the HHS, FDA, HCFA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. In addition to the foregoing, the Company is subject to numerous federal, state and local laws and regulations relating to such matters as safe working conditions, laboratory and manufacturing practices, environmental, fire hazard control, and disposal of hazardous or potentially hazardous substances. To date, compliance with these laws and regulations has not had a material effect on the Company's financial results, capital requirements or competitive position, and the Company has no plans for material capital expenditures relating to such matters. However, there can be no assurance that it will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

Sales of the Company's products outside the United States are also subject to extensive regulatory requirements, which vary widely from country to country. The time required to obtain such approval may be longer or shorter than that required for FDA approval.

RESEARCH PRODUCTS

The Company's products that are being sold for research use only, including the M-SERIES High Throughput Screening System, must be properly labeled as such, as required by the FDA, but do not generally require FDA approval prior to marketing. The FDA has begun to impose new distribution requirements and procedures on companies selling research-only products, such as the requirement that the seller receive specified certifications from its customers as to the customers' intended use of the product. The Company expects that the FDA will develop additional restrictions of this nature. The

Company is unable at this time to predict the form these restrictions may take, their likely magnitude or their ultimate impact on the Company or its sales.

ENVIRONMENTAL REGULATION

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

REIMBURSEMENT

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

MANUFACTURING

The Company's current commercial manufacturing operations consist of the manufacture of the M-SERIES High Throughput Screening System and the ORIGEN Detection System and related reagents and cell culture research biologicals as well as quality assurance processes. IGEN operates a qualified GMP facility. The Company uses a variety of suppliers and believes that it does not depend on any single-source supplier that it cannot replace in the ordinary course of business. The Company has not yet introduced clinical diagnostic products. Initial clinical diagnostic products, based on the Company's ORIGEN technology, are being manufactured by the Company's corporate collaborators. Although additional future products may be manufactured by the Company, it has not yet developed plans for establishing manufacturing operations for these products.

SALES AND MARKETING

IGEN markets the M-SERIES High Throughput Screening System and the ORIGEN Detection System, together with related reagents and services, directly to the life science research market. In conjunction with the U.S. and European launch of the M-SERIES system, the Company has expanded its direct sales force, including the addition of application specialists and in-house technical services personnel. The Company continues to develop marketing plans for Japan. Substantial sales and marketing of products based on the Company's ORIGEN technology is conducted by corporate collaborators. See "-- Collaboration and License Agreements." The ORIGEN cell culture products are sold directly and through distributors.

HUMAN RESOURCES

As of May 31, 1999, IGEN employed 158 individuals full-time, of whom 105 were engaged in research, product development, manufacturing and operations support, 36 in marketing, sales and applications support and 17 in general administration. Of the Company's employees, 53 have Ph.D. degrees. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology, diagnostic or medical products, computer software or electronics companies. None of the Company's employees is covered by collective bargaining agreements, and management considers relations with its employees to be good.

The Company's ability to maintain its competitive position will depend, in part, upon its continued ability to attract and retain qualified scientific and managerial personnel. Competition for such personnel is intense.

RISK FACTORS

DEPENDENCE ON THE EFFORTS OF LICENSEES AND COLLABORATORS

IGEN's business depends, in part, on the efforts of companies to which it has licensed its technology. IGEN has licensed its technology to Organon Teknika B.V., Eisai Co., Ltd., and Roche Diagnostics for selected markets and uses. If these companies do not effectively develop and market products based on this technology, IGEN's business would be adversely affected.

IGEN's license agreements allow these companies to develop products using IGEN's technology. The licenses also authorize them to manufacture and sell those products in selected markets.

In return for the right to use IGEN's technology, each of these companies must pay royalties to IGEN based on revenues from products using the technology. Each company is currently selling products based on IGEN's technology and making royalty payments. These royalties are a significant part of IGEN's overall revenue, accounting for 63% of revenue in fiscal year 1999. IGEN believes that licensees have economic incentives to continue marketing products using this technology, but IGEN cannot predict future royalty income. Future royalties will depend on a variety of factors that are outside IGEN's control. For example, the amount of royalties IGEN receives will depend on how diligently licensees market products incorporating the technology. IGEN has a lawsuit against Roche, in part because it believes Roche has not calculated and paid royalties properly and has not marketed the technology as diligently as the license agreement requires.

In the future, IGEN expects to enter into additional license agreements or other collaborative arrangements to develop and market products using IGEN technology. Future royalty income will depend, in part, on whether IGEN can negotiate suitable arrangements with other companies and whether the products using IGEN's technology succeed commercially.

LITIGATION AGAINST ROCHE AND HITACHI

IGEN is currently involved, directly and indirectly, in two separate lawsuits with its licensee Roche. Roche is the largest licensee of IGEN's technology in terms of royalty income. IGEN cannot predict whether it will succeed in this litigation.

IGEN is currently suing Roche in Maryland federal court about disputes over a license agreement between the two companies. This license agreement gives Roche the exclusive right to manufacture, market and sell diagnostic equipment, and related assays, using IGEN's patented ORIGEN technology, to central hospital laboratories and clinical reference laboratories. The license restricts Roche's rights in the Japanese clinical diagnostic market.

In the lawsuit, IGEN claims that Roche has not performed a variety of its obligations under the license agreement. Allegations include the following:

         - Roche has not developed and commercialized ORIGEN technology according to an agreed-upon timetable.

         -    Roche has not diligently marketed the licensed technology.

         - Roche continues to market products on which it does not have to pay royalties, even though the license agreement required it to phase out these products.

         - Roche has marketed and sold products to customers that are not permitted under the license.

         - Roche has disregarded certain confidentiality obligations that apply to the ORIGEN technology.

         - Roche has not maintained its corporate records in a way that would allow it to accurately calculate the royalties it owes to IGEN.

         - Roche has not properly computed royalties and has underpaid royalties to IGEN.

Based on the violations by Roche of the license agreement, IGEN asked the court to do three principal things:

         - Award monetary damages to compensate IGEN for Roche's failure to perform its contractual obligations.

         -    Prohibit Roche from violating the license agreement in the future.

         - Determine that IGEN is entitled to terminate the agreement with Roche because of Roche's material breaches.

During 1998, IGEN asked the court to issue a preliminary injunction because it believed Roche was selling outside of its authorized markets. IGEN asked the court to:

         - Prohibit Roche from selling products using ORIGEN technology to physicians' offices and physicians' office laboratories which are not within Roche's licensed field.

         - Direct Roche to transfer its current unauthorized customers to IGEN for future orders of reagents.

         - Direct Roche to place all income from its unauthorized sales in an escrow account until completion of the litigation.

The court granted IGEN's motion in July 1998 and issued a preliminary injunction in October 1998. Roche has appealed the decision to the Fourth Circuit Court of Appeals. This appeal is currently pending.

In December 1998, Roche filed a counterclaim with the court against IGEN. In that counterclaim, Roche asserted complaints for fraud, breach of contract, tortuous interference with business relations, unjust enrichment/equitable recoupment and contract reformation. IGEN believes that Roche's claims are unfounded. In March 1999, IGEN asked the court to dismiss Roche's claims for fraud, tortious interference with business relations, unjust enrichment/equitable recoupment and contract reformation. IGEN also asked the court to dismiss a small portion of Roche's breach of contract claim and to dismiss Roche's request for damages and injunctive relief. After receiving IGEN's motion to dismiss, Roche dropped its complaint for contract reformation and part of its tortious interference complaint. In June 1999, the court dismissed Roche's claims for fraud, tortious interference, and unjust enrichment/equitable recoupment and refused Roche's request for punitive damages and injunctive relief. Roche's breach of contract counterclaim remains oustanding.

In addition to the Maryland lawsuit, IGEN is suing Roche's Japanese manufacturer, Hitachi Ltd. in Japan. Hitachi manufactures diagnostic equipment based on ORIGEN technology for Roche. IGEN believes Hitachi's actions in Japan violate certain rights IGEN originally granted to Eisai to develop, manufacture and sell products using ORIGEN technology to the Japanese clinical diagnostic market. IGEN asked the Japanese court for the following actions to remedy Hitachi's violations:

         - Prohibit Hitachi from manufacturing, using or selling, in Japan, the Elecsys 2010 Instrument (Roche's immunoassay instrument that is based on ORIGEN technology in Japan).

         - Order Hitachi to destroy all of the Elecsys instruments in Hitachi's possession.

IGEN is vigorously pursuing these lawsuits against Roche and Hitachi and it believes that the lawsuits are well-founded. It cannot be certain, though, that IGEN will win in either lawsuit. The lawsuits may present certain risks to IGEN's current and future business.

With respect to IGEN's current business, IGEN does not believe that the lawsuit against Roche is affecting Roche's sales of products incorporating ORIGEN technology or the royalties IGEN receives as a result of those sales. IGEN has voluntarily agreed not to terminate the license agreement with Roche until the court determines that it has that right. Therefore, during the course of this litigation, Roche has the right to continue selling products based on ORIGEN technology to central hospital laboratories and to clinical reference laboratories, and IGEN expects to continue receiving royalties, as calculated by Roche, for those sales.

With respect to IGEN's future prospects, the lawsuit against Roche could affect IGEN's business in a variety of ways. First, if the court determines that Roche has not miscalculated or underpaid royalties, the future royalty revenue from Roche's Elecsys products could be materially less than expected amounts. Although IGEN does not believe its own product development efforts would suffer directly, there would be less money available, all other things being equal, to devote to product development. Second, although IGEN does not believe that Roche's sales of licensed products, or the resulting royalty revenue, would suffer if IGEN lost the lawsuit, this is not certain. And, finally, if the court decides that IGEN may terminate the license agreement with Roche and IGEN chooses to do so, there would be risks in connection with the termination. If IGEN were to terminate the agreement, royalty revenues could suffer temporarily until IGEN found a suitable replacement for Roche. IGEN's overall income may significantly decrease. Furthermore, at this time, IGEN cannot be sure that it would be able to find a suitable replacement.

Like the Roche litigation, the lawsuit against Hitachi also presents business risks. If IGEN wins the lawsuit against Hitachi, Roche would need to find a new manufacturer for equipment based on ORIGEN technology or make arrangements for Hitachi to manufacture the equipment outside of Japan. As a result, IGEN royalty income could suffer if Roche experiences supply problems. On the other hand, if IGEN loses the lawsuit, it does not foresee any direct adverse effects. IGEN does not believe that royalty income would suffer if it lost the Hitachi lawsuit. Hitachi would be able to continue manufacturing equipment using IGEN technology for Roche in Japan and IGEN would still be entitled to royalties based on the sales of the equipment.

COMPETING AGAINST MORE ESTABLISHED COMPANIES AND INSTITUTIONS

IGEN is a relatively young company in a highly competitive industry. It competes against established diagnostic companies and with research and academic institutions, and IGEN expects this competition to intensify. Many of these companies and institutions have one or more competitive advantages: more money to invest; greater technical expertise in developing and marketing products; a larger, more experienced workforce; and more experience in obtaining regulatory approval for diagnostic products.

NEED FOR ADDITIONAL CAPITAL

IGEN may need to raise substantial amounts of money to fund a variety of future activities, including the following:

         - Development efforts: IGEN will have to spend a substantial amount of time and effort for research and development to successfully develop its technology.

         - Regulatory approval: IGEN will need to obtain regulatory approval for certain of its products. It plans to get approval by showing that these products are "substantially equivalent" to products that have already been approved. If IGEN does not succeed, it will have to conduct extensive clinical trials at substantial expense to gain regulatory approval. Costs for obtaining regulatory approval will depend on the method used to gain regulatory approval and the amount of time and effort that must be invested.

         - Patent protection: IGEN needs to protect its technology by filing and prosecuting patent applications. It will need to enforce patent rights against infringement by competitors. IGEN's patent related expenses will depend on how many applications IGEN files, the amount and strength of opposition to filings, and the cost of enforcing intellectual property rights against competitors who infringe IGEN's patents.

         - Technological innovation: IGEN will need to respond to innovations by our competitors. For example, it may have to invest more money in research and development to respond to improvements in competing technologies.

         - Market changes: IGEN will need to respond appropriately to changes in the market. For example, it may have to spend more to keep qualified employees if competition increases for scientists.

         - Licensing situation: IGEN may need to make new arrangements for marketing its technology. In particular, if IGEN succeeds in its lawsuit against Roche, it may have to look for a company to replace Roche in marketing products to central hospital laboratories and to clinical research laboratories. If IGEN is not able to find a suitable replacement, it may have to market the products directly, which would require additional investments to expand manufacturing and marketing capabilities.

         - Manufacturing: Currently, IGEN does not have the ability to manufacture certain products commercially. It may look for a company to manufacture its products. If not, or if it does not find an appropriate manufacturer, IGEN may need to invest substantial amounts to build or buy its own facilities.

         - Sales and marketing: Currently, IGEN does not have multiple sales teams to market different products to different markets. As with manufacturing, it may look for a company to provide sales, marketing and distribution services for certain products. Alternatively, IGEN may need to build its own sales and distribution force.

IGEN has a variety of funding options, but it cannot be certain that it will have access to enough funds to successfully develop the business. IGEN expects to need additional capital in the future, which it could raise by issuing additional debt securities or selling additional common or preferred stock, which could dilute the holdings of existing stockholders. If IGEN is unable to raise additional capital, it may have to scale back, or even eliminate, some programs. Alternatively, IGEN may have to consider arrangements with other companies, such as granting licenses or entering into joint ventures. These arrangements could require that IGEN give up some rights to technology or products.

NEED FOR QUALIFIED STAFF

IGEN needs to hire additional staff and retain existing staff, which is difficult in today's competitive marketplace. Because IGEN is a technology company, it depends heavily on scientists to develop products and to build a successful business. Research and development efforts could suffer if IGEN were not able to hire and retain enough qualified scientists. IGEN cannot be sure that it will succeed in its hiring and retention efforts. There is competition against other technology companies and research and academic institutions for experienced scientists. Many of these companies and institutions have greater resources than IGEN.

In addition to scientists, IGEN will also need to hire managers as the business grows. IGEN will need managers who are able to address the need for regulatory, manufacturing and marketing capabilities. If IGEN is not able to hire managers with these skills, or develop expertise in these areas, its business prospects could suffer.

IGEN also relies on outside consultants and advisors to create research and development strategies. Most consultants and advisors work for other companies. Their other commitments could make them unavailable to work for IGEN when needed in the future. This could hurt IGEN's ability to formulate effective research and development strategies.

FDA APPROVAL REQUIRED FOR CLINICAL PRODUCTS

The Company's products that are being sold for research use only, including the M-SERIES High Throughput Screening System, must be properly labeled as such, as required by the FDA, but do not generally require FDA approval prior to marketing. IGEN must obtain FDA approval before it can market clinical diagnostic products. The FDA regulates many areas in which IGEN conducts research and in which it develops, produces and markets products. In the United States, IGEN (or the companies with whom it works) will need to submit data from clinical trials demonstrating that its clinical diagnostic systems are substantially equivalent to diagnostic systems that have already been approved. Until the FDA determines that an ORIGEN-based system is substantially equivalent, IGEN cannot sell that system for clinical use in the United States. Typically, the FDA review process is a 90-day process, but the FDA's review could take longer. In addition, IGEN cannot be sure that it will be able to demonstrate substantial equivalence for present or future diagnostic systems. If IGEN does not successfully demonstrate substantial equivalence, it will have to conduct extensive clinical testing of these products. Extensive testing could involve substantial additional costs and might delay bringing clinical diagnostic products to market.

REGULATION OF PRODUCTS AND MANUFACTURING

It may cost a substantial amount to comply with the regulations of the FDA and other governmental agencies. Government agencies, such as the FDA and the EPA, regulate manufacturers of diagnostic products and the manufacturing process. The costs of complying with governmental regulations and with any restrictions that might be imposed could have a significant impact on IGEN's business. Whether IGEN manufactures products or uses another company, the FDA will continually review and periodically inspect the manufacturing process. If the FDA discovered a problem with IGEN's products, the manufacturing process or the manufacturing facility, it could place restrictions on these products and on the manufacturer. For example, the FDA could require IGEN to recall, or even to totally withdraw, a product from the market. In addition to FDA regulations, the process of manufacturing products will be subject to a variety of environmental and safety laws and regulations, including laws and regulations governing the use and disposal of hazardous materials.

LACK OF MANUFACTURING AND MARKETING EXPERIENCE

IGEN lacks experience in large-scale manufacturing of diagnostic equipment and it is not currently equipped to manufacture all products. There are two options to address this problem. IGEN could expand the internal ability to manufacture products in compliance with FDA regulations or IGEN could contract with a third party to manufacture products for it. If IGEN cannot develop its own manufacturing capacity or find a suitable manufacturer in a timely manner, it will be delayed in introducing products to the market. A delay could put IGEN at a competitive disadvantage and could harm the financial condition of IGEN.

IGEN will also need to develop greater selling, marketing and distribution capabilities. To market clinical diagnostic products directly, IGEN would need to develop a substantial sales force with technical expertise. It would also need to establish a distribution system to support the sales force. Alternatively, IGEN could license or contract with another company to provide sales and distribution services for products, in much the same way as was done with Roche, Eisai and Organon Teknika. IGEN cannot be sure, however, that it will be able to develop its own sales and distribution force or that it will be able to find a suitable company to fill that role for it.

DEPENDENCE ON PATENTS

IGEN's business depends heavily on patents, which will expire in time and may be challenged or circumvented by competitors. IGEN's strategy is to file patent applications covering its technology and products. Patents allow IGEN to prevent others, for a time, from using IGEN's inventions to compete against it. IGEN's success or failure will depend, in part, on its ability to obtain and maintain adequate patent protection for the ORIGEN technology.

IGEN has over 147 patent applications pending in the United States and abroad. It cannot be sure, though, that any patents will actually be issued as a result of these applications. In the United States, IGEN owns or co-owns 40 patents providing exclusive rights in the diagnostic market; in other parts of the world IGEN owns or co-owns 45 patents in its field. . IGEN patents will not begin to expire until 2005; core ORIGEN patents will extend through 2015. IGEN will continue to file new patent applications which could extend patent coverage of ORIGEN technology beyond that time.

IGEN also cannot be certain that current patents or future patents will adequately protect its technology from use by competition. The breadth of claims in medical patents depends on complex factual issues and legal standards. Because there is no consistent policy governing the scope of these claims, patent protection is uncertain. Companies may, for example, challenge and invalidate patents or circumvent valid claims in patents, all of which could make it necessary for IGEN to defend its patents in litigation. Litigation over patents could harm IGEN's business in at least three ways. First, litigation costs can be high, which could drain IGEN's financial resources. Second, litigation over IGEN's patents could discourage other companies from working with IGEN to develop and market new products. Third, if IGEN loses some patent protection as a result of litigation, its competitive advantage could be eroded.

IGEN's success or failure will also depend, in part, on the patent rights of others. IGEN licenses technology from other companies and academic institutions. Because these patents are necessary to its business, IGEN must be certain that it complies with these license agreements. IGEN's business could be harmed if it breached these agreements and lost the rights to use this patented technology. IGEN must also be sure that it does not infringe the patent rights of competitors. If IGEN did infringe, there are several possibilities--IGEN may have to alter its products or processes; it may have to obtain a license from the patent holder; or it may be forced to abandon development work that relates to these products. IGEN cannot be sure that it would be able to alter products or processes or that it could obtain a license at a reasonable cost. The business could be damaged if IGEN is unable to make necessary alterations or obtain a necessary license. In addition, IGEN may need to litigate the scope and validity of patents held by others. Litigation could be a substantial cost for IGEN.

Laboratories Serono, S.A., a subsidiary of Ares-Serono, filed a patent infringement claim against IGEN and against the licensees, Roche and Organon Teknika, in June 1998. It claims that IGEN is violating its patent for "A Method Assay Employing a Magnetic Electrode." IGEN is in the early stages of responding to this claim, but does not believe that it or its licenses have been or are now infringing the patent. IGEN will continue to vigorously defend this claim.

In an effort to defend its technology against infringement by others, IGEN is opposing a European patent owned by Enzo Biochem, Inc. Licensees Roche and Organon Teknika have also filed oppositions to the Enzo Biochem patent. The disputed patent gives Enzo Biochem exclusive rights to labeled oligonucleotides which are useful in DNA probe assays. IGEN is vigorously opposing Enzo Biochem's patent. Because it is at an early stage in the process, IGEN cannot determine yet what impact, if any, the Enzo Biochem patent will have on its business.

While IGEN relies heavily on patents to protect its technology, it also enters into confidentiality agreements with licensees, employees and consultants. These agreements prohibit them from disclosing IGEN trade secrets and other confidential information. Despite these agreements, IGEN cannot be sure that the information shared with others will remain confidential. It also cannot be certain that it would have sufficient legal remedies to correct or compensate for unauthorized disclosures. Furthermore, IGEN's confidentiality agreements do not protect it against the possibility that competitors may make similar, independent discoveries.

RESTRICTIONS ON PAYMENTS FOR PRODUCTS

Third-party payors, such as governments, health maintenance organizations and private insurers, are restricting payments for health care. These restrictions may decrease demand for IGEN's clinical diagnostic products and the price it can charge. In many foreign markets, the government directly sets the prices that diagnostic companies may charge. In the United States, IGEN believes that federal and state lawmakers will continue to propose similar governmental controls. Increasingly, Medicaid and other third-party payors are challenging the prices charged for medical services, including clinical diagnostic tests. They are also attempting to contain costs by limiting coverage and the reimbursement level of clinical diagnostic tests and other health care products. IGEN cannot be certain that insurers will cover clinical diagnostic tests in the future. Without adequate coverage and reimbursement, consumer demand for diagnostic tests will decrease. Decreased demand would likely cause IGEN sales of clinical diagnostic products, and sales by its licensees, to fall because fewer tests would be done or prices would be lowered, or both. Reduced sales by IGEN or its licensees would hurt IGEN's business and its business prospects.

YEAR 2000 POTENTIAL ISSUES

Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to interpret properly dates beyond the year 1999 which could lead to business disruptions in the U.S. and internationally ("Year 2000" issues).

IGEN has reviewed its business, financial and accounting systems for Year 2000 issues. IGEN believes that installation of new or upgraded software to address any Year 2000 issues can be done on time. Upgrading software is not expected to create disruptions, malfunctions or prevent IGEN from operating its business. The Company is assessing whether its suppliers and collaborators with Year 2000 issues can comply on time. IGEN cannot be sure that suppliers and collaborators with Year 2000 issues can comply on time. IGEN does not expect there to be significant future costs. The failure of suppliers and collaborators for Year 2000 could disrupt IGEN's operations.

Year 2000 compliance has not been, and is not anticipated to be, significant based on management's best estimates. These costs are based on management's best estimates of future events including continued availability of resources, suppliers and collaborators. These estimates may be impacted by future events.

POTENTIAL PRODUCT LIABILITY

IGEN may not be able to adequately insure against risk of product liability. As IGEN begins marketing products, it may face product liability for claims and lawsuits by customers. Damages in product liability cases can be very large. While IGEN has product liability insurance, this coverage is limited.

SIGNIFICANT OWNERSHIP BY MANAGEMENT

IGEN management has significant control over the company through stock ownership. IGEN's officers and directors, own (or have the right to purchase) about 36% of IGEN's common stock. IGEN's Chief Executive Officer has ownership of about 27%. If they act together, the officers and directors have significant influence over the election of directors and other shareholder actions.

LIMITATION OF STOCKHOLDER RIGHTS

IGEN's governing documents have provisions designed to prevent hostile takeovers, which may limit the ability of shareholders to approve certain transactions. According to IGEN's governing documents, stockholders can only act at annual meetings or at special meetings of stockholders. Stockholders are not allowed to act by written consent. In addition, stockholders are not allowed to call for a special meeting.

Only IGEN's Board of Directors, the Chairman of the Board, or the President may convene a special meeting. These provisions may make it difficult for shareholders to force IGEN to hold special meetings. These provisions may also limit the ability of stockholders to consider transactions that they may want to approve such as a hostile takeover of the company. IGEN also has other provisions which could make it more difficult for there to be a change in control of the company. IGEN's Board of Directors can issue preferred stock and can determine the rights of those preferred stockholders. For example, IGEN's Board could give preferred stockholders one or more votes on issues on which common stockholders vote. This could have the effect of diluting the voting rights of common stockholders.

STOCK PRICE MAY FALL

IGEN's common stock currently trades on the Nasdaq National Market. The prices of publicly traded stock often fluctuates. The price of IGEN stock may rise or fall dramatically, even though its business performance has not changed. In the past, the stock price of technology companies has been especially volatile. It is expected that this will continue to be the case. In addition to these fluctuations, an investment in IGEN could be affected by a wide variety of factors that relate to its business. For example, the value IGEN shares could be affected by new inventions IGEN discovers, innovations by competitors, disputes over patents or other proprietary rights, publicity, regulations, market conditions, and fluctuations in performance.

NO CASH DIVIDENDS

Since IGEN was formed, it has never paid cash dividends on its common stock. There are no plans to pay cash dividends in the foreseeable future.

DILUTION OF AN INVESTMENT

IGEN officers, directors, employees and consultants have options to purchase common stock. If they exercise their options and purchase common stock, an investment in the company will be diluted. IGEN currently has preferred stockholders who have the right to convert their preferred shares to common stock. An investment would be diluted if these preferred stockholders decide to convert their shares. An investment could be further diluted if IGEN issues additional common stock. IGEN may need to issue more common stock in the future to raise funds for the business.

ITEM 2.  PROPERTIES

The Company's principal administrative, marketing, manufacturing and research and development facility consists of an 84,000 square foot building located in Gaithersburg, Maryland. The Company took occupancy of this leased facility during 1995. The lease expires in 2005. The Company believes that its current facility will be adequate for anticipated expansion needs.

ITEM 3.  LEGAL PROCEEDINGS

On September 15, 1997, the Company filed a lawsuit in Maryland against Roche Diagnostics GmbH (then known as Boehringer Mannheim GmbH or BMG), a German company, to which the Company has licensed certain rights to develop and commercialize diagnostic products based on the Company's ORIGEN technology. BMG was acquired by F. Hoffman LaRoche during 1998, and is referred to herein as Roche. That lawsuit is pending in the Southern Division of the United States District Court for the District of Maryland. The Company's dispute with Roche arises out of a 1992 License and Technology Development Agreement (the "Agreement"), pursuant to which Roche developed and launched its "Elecsys" line of diagnostic products, which is based on ORIGEN technology. The Company alleges that Roche has failed to perform certain material obligations under the Agreement, including development and commercialization of ORIGEN technology according to the contractual timetable; exploitation of the license to the extent contemplated by the parties; phase out of certain non-royalty-bearing product lines; exploitation of ORIGEN technology only within Roche's licensed fields; proper treatment of intellectual property rights regarding ORIGEN technology; maintenance of records essential to the computation of royalties; and proper computation and payment of royalties. In its lawsuit, the Company seeks damages as well as injunctive and declaratory relief, including a judicial determination of its entitlement to terminate the Agreement. The Company voluntarily has agreed not to terminate the Agreement unless and until the Court determines its entitlement to do so.

During 1998, the Company filed a motion for preliminary injunction in its Maryland lawsuit against Roche. In that motion, the Company requested that the court enjoin Roche from marketing, selling, or distributing its Elecsys products outside of Roche's licensed field of use. The 1992 Agreement granted Roche rights to develop and commercialize diagnostic systems based on the Company's ORIGEN technology for use in centralized hospital laboratories and clinical reference laboratories only. The Company retains the rights to exploit its ORIGEN technology in all other clinical diagnostic markets. The Company learned that Roche was marketing Elecsys products outside of its licensed field of use and therefore asked the court to enjoin Roche from selling outside of its licensed field and, in particular, to physicians' offices and physicians' office laboratories. The Company also sought additional relief, including an order requiring Roche to refer all customers outside of Roche's licensed field to the Company for future reagent supply needs and to place all revenues derived from unauthorized sales in escrow pending the outcome of the litigation. The court granted IGEN's motion in July 1998 and issued a preliminary injunction in October 1998. Roche has appealed the preliminary injunction.

In December 1998, Roche filed a counterclaim against the Company asserting five causes of action: fraud, breach of contract, tortious interference with business relations, unjust enrichment/equitable recoupment, and reformation. The Company believes that Roche's claims are unfounded. In March 1999, the Company moved to dismiss Roche's claims for fraud, tortious interference with business relations, unjust enrichment/equitable recoupment and reformation. The Company also moved the court to dismiss a portion of Roche's breach of contract claim and to strike Roche's request for punitive damages and injunctive relief. After being served with the Company's motion to dismiss, Roche dropped its complaint for contract reformation and part of its tortious interference claim. In June 1999, the court dismissed Roche's claims for fraud, tortious interference, and unjust enrichment/equitable recoupment and struck down Roche's request for punitive damages and injunctive relief. Roche's breach of contract counterclaim remains outstanding.

In December 1997, IGEN International K.K.(IGEN K.K."), a Japanese subsidiary of the Company, filed a lawsuit in Tokyo District Court against Hitachi Ltd. ("Hitachi"). The lawsuit seeks to enjoin Hitachi from infringing IGEN K.K.'s license registration, (known in Japan as a "senyo-jisshi-ken") to prevent Hitachi from manufacturing, using or selling the Elecsys 2010 Instrument, which incorporates IGEN's patented ORIGEN technology, in Japan. Hitachi is the sole manufacturer for Roche of the Elecsys 2010 immunoassay instrument. Roche is licensed to market the Elecsys 2010 worldwide, except for Japan, to central hospital laboratories and clinical reference laboratories. The Company's ORIGEN technology is licensed in Japan to IGEN K.K. and to Eisai Company, Ltd. The lawsuit requests injunctive relief against Hitachi.

In June 1998, a subsidiary of Ares - Serono filed a patent infringement claim against IGEN, Roche and Organon Teknika in U.S. District Court in Delaware. This action claims that a patent for "A Method Assay Employing a Magnetic Electrode" is being infringed by IGEN. The Company does not believe it infringed on the Serono patent and intends to vigorously defend against this claim.

The Company filed an opposition in the European Patent Office in 1995 to a patent (EP 0 285 05781) owned by Enzo Biochem, Inc. This patent covers labeled oligonucleotides useful in DNA probe assays. Separate oppositions have been lodged by Roche and Organon Teknika. The Company is vigorously opposing this patent. Since the opposition is still in an early stage, it is not possible to predict the outcome or the effect, if any, on the Company's intellectual property or products.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

The names and ages of all executive officers of the Company at June 11, 1999 and their respective positions and offices with the Company are set forth below. Each officer serves without a set term.


       NAME                   AGE     POSITION
       ----                   ---     --------
Samuel J. Wohlstadter         57      Chairman, Chief Executive Officer and Director
Richard J. Massey, Ph.D.      52      President, Chief Operating Officer and Director
Robert Connelly               39      Vice President, Marketing and Sales
George V. Migausky            44      Vice President, Chief Financial Officer and Secretary



SAMUEL J. WOHLSTADTER is a founder of the Company and has been Chairman of the Board and Chief Executive Officer since its formation in 1982. Mr. Wohlstadter has been a venture capitalist for more than 25 years and has experience in founding, supporting and managing high technology companies, including Amgen Inc., a biopharmaceutical company, and Applied Biosystems, Inc., a medical and biological research products company. Mr. Wohlstadter is also Chief Executive Officer of Hyperion Catalysis International, an advanced materials company, which he founded in 1981, of Pro-Neuron, Inc., a drug discovery company, which he founded in 1985, of Proteinix Corporation, a development stage company organized to conduct research in intracellular metabolic processes, which he founded in 1988 and of Pro-Virus, Inc., a drug discovery company, which commenced operations in 1994.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is quoted on the NASDAQ National Market System under the symbol IGEN. As of June 11, 1999, there were approximately 3,500 holders of record of the Company's Common Stock. No cash dividends have been paid on the Common Stock to date, and the Company currently intends to retain any earnings for development of the Company's business.

The following table sets forth, for periods indicated, the range of high and low closing sales prices of the Common Stock as quoted on the NASDAQ National Market System.


         FISCAL 1998                HIGH              LOW
         -----------                ----              ---
         First Quarter            $  8             $  4 3/4
         Second Quarter           $ 13 7/8         $  7 1/16
         Third Quarter            $ 15 1/8         $ 10 5/8
         Fourth Quarter           $ 43             $ 12 1/4

         FISCAL 1999

         First Quarter            $ 45 3/4         $ 30 5/8
         Second Quarter           $ 40             $ 20 9/16
         Third Quarter            $ 31 1/8         $ 21 1/2
         Fourth Quarter           $ 35             $ 24


ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data set forth below with respect to the Company's consolidated statements of operations for each of the years in the three year period ended March 31, 1999 and with respect to the balance sheets at March 31, 1999 and 1998 are derived from, and are qualified by reference to, the consolidated financial statements that have been audited by Deloitte & Touche LLP, independent auditors, and are included elsewhere in this Form 10-K. The statement of operations data for each of the years in the two-year period ended March 31, 1996, and the balance sheet data at March 31, 1997, 1996 and 1995 are derived from audited financial statements not included in this Form 10-K. The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.


                                                                FISCAL YEAR ENDED MARCH 31,
---------------------------------------------------------------------------------------------------------
                                                   1999        1998        1997         1996        1995
                                                   ----        ----        ----         ----        ----
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenues:
   Product Sales                                 $  4,949    $  5,614    $  6,360    $  4,583    $  2,555
   Royalty income                                   9,439       5,024         843          75          20
   License fees and contract revenue                  510       2,795       8,802      11,266      12,259
                                                 --------    --------    --------    --------    --------
         Total                                     14,898      13,433      16,005      15,924      14,834
                                                 --------    --------    --------    --------    --------

Operating Costs and Expenses:
   Products Costs                                   1,340       1,716       2,448       1,848       1,278
   Research and development                        14,271      11,615      13,114      14,078      12,267
   Marketing, general and
     administrative                                13,247      11,761      10,910       8,725       8,707
                                                 --------    --------    --------    --------    --------
         Total operating expenses                  28,858      25,092      26,472      24,651      22,252
                                                 --------    --------    --------    --------    --------

Loss from operations                              (13,960)    (11,659)    (10,467)     (8,727)     (7,418)
Interest Income - net                                 687          54         586       1,079       1,489
Other expense                                         (36)       (225)         --          --          --
                                                 --------    --------    --------    --------    --------
Net loss                                         $(13,309)   $(11,830)   $ (9,881)   $ (7,648)   $ (5,929)
                                                 --------    --------    --------    --------    --------
                                                 --------    --------    --------    --------    --------


         Net loss per share                      $  (1.00)   $   (.82)   $  (.66)    $   (.52)   $   (.40)
                                                 --------    --------    --------    --------    --------
                                                 --------    --------    --------    --------    --------

Shares used in computing net loss per
   share                                           15,318      15,116      14,959      14,779      14,769
                                                 --------    --------    --------    --------    --------
                                                 --------    --------    --------    --------    --------




                                                                 MARCH 31,
-------------------------------------------------------------------------------------------------
                                          1999        1998        1997        1996         1995
                                          ----        ----        ----        ----         ----
                                                             (IN THOUSANDS)
Balance Sheet Data:
Cash, cash equivalents and short-term
  investments                           $ 34,374    $ 23,122    $  9,044    $ 20,217    $ 30,226
Working capital                           32,327      17,590       4,431      13,700      21,484
Total assets                              45,823      30,391      17,794      29,276      37,806
Long term obligations                     32,704         146         158         329         418
Accumulated deficit                      (81,839)    (68,530)    (56,700)    (46,819)    (39,171)
Shareholders' equity                       5,590      20,862       7,882      17,435      24,998


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company has devoted substantially all of its resources to the research and development of its proprietary technologies, primarily the ORIGEN technology for clinical diagnostic and life science research products. Historically, the Company's sources of revenue consisted primarily of license or research payments pursuant to licensing or collaborative research agreements. The Company has entered into arrangements with corporate collaborators that provide for the development and marketing of certain ORIGEN-based systems. These agreements provide fees and royalties payable to the Company in exchange for licenses to produce and sell products. Beginning in the fourth quarter of fiscal 1997, the Company's revenues from license fees and contract research were substantially replaced by royalties based on its licensees' product sales. In the fiscal year ended March 31, 1999, 97% of the Company's revenues resulted from product sales, either by IGEN or its corporate licensees. Going forward, the Company expects an increasing amount of its revenues to be derived from sales of its products and royalties from corporate collaborations; however, the Company may selectively pursue additional strategic alliances, which could result in additional contract revenues.

RESULTS OF OPERATIONS

YEARS ENDED MARCH 31, 1999 AND 1998. The Company had a net loss of $13.3 million ($1.00 per share) on revenues of $14.9 million for the year ended March 31, 1999. This compares with a net loss of $11.8 million ($0.82 per share) on revenues of $13.4 million for the corresponding prior year ended March 31, 1998. During fiscal 1999, $14.4 million (97%) of the Company's revenue was generated from the sale of products, either directly by IGEN or from royalties on licensees sales. This represents a 35% increase from the $10.6 million of revenue recorded last year from comparable sources.

Pursuant to the Company's agreement with Roche, (the "Agreement"), Roche launched its Elecsys product line in 1996, which is based on IGEN's ORIGEN technology. The Company is involved in litigation with Roche arising out of this agreement. See Item 3, "Legal Proceedings". One of the disputes in the litigation relates to the computation of royalties to which the Company is entitled under the Agreement. The Company recorded royalty income from this Agreement of $8.6 million and $4.4 million for the years ended March 31, 1999 and 1998, respectively.

Product costs were $1.3 million (27% of product sales) for the year ended March 31, 1999 compared to $1.7 million (31% of product sales) for the corresponding prior year. Lower product costs and improved gross margins are attributable to a change in product mix between instruments, services and reagents and the elimination of sales to Organon Teknika for which the Company received no gross margin.

Operating costs, excluding product costs, increased to $27.5 million in the fiscal 1999 compared to $23.4 million during fiscal 1998. During fiscal 1999, research and development costs increased $2.7 million (23%) to $14.3 million from $11.6 million in fiscal 1998 due to higher personnel and development expenses associated with development of the M-SERIES High Throughput Screening System. There was an increase in marketing, general and administrative expenses in fiscal 1999 over the prior year of $1.5 million (13%) due primarily to professional and legal fees associated with the Company's litigation with Roche.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INVESTMENTS AND HEDGING ACTIVITIES. SFAS 133 is effective for years beginning after June 15, 1999. The Company does not believe that adoption of SFAS 133 will have a material impact on its financial position or results of operations.

Interest income, net of other expense, increased $600,000 from higher cash balances and the reduction of interest expense associated with the advance royalty agreement with Roche, which was repaid during the first quarter of fiscal 1999. As a result of the Company's issuance of $30 million of notes in March 1999, the Company's interest expense will increase in Fiscal 2000 compared to 1999.

Income (loss) from continuing operations over the next several years is likely to fluctuate substantially from quarter to quarter as a result of differences in the timing of revenues earned under license and product development agreements, and associated product development expenses.

As of March 31, 1999, the Company had net operating loss and general business credit tax carryforwards of approximately $70 million and $3 million, respectively. The Company's ability to utilize its net operating loss and general business credit tax carryforwards may be subject to an annual limitation in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Service Code of 1986, as amended.

YEARS ENDED MARCH 31, 1998 AND 1997. The Company had a net loss of $11.8 million ($.82 per share) on revenues of $13.4 million for the year ended March 31, 1998. This compares with a net loss of $9.9 million ($.66 per share) on revenues of $16 million for the corresponding prior year ended March 31, 1997. During fiscal 1998, $10.6 million (79%) of the Company's revenue was generated from the sale of products, either directly by IGEN or from royalties on licensees sales. This represents a 47% increase from the $7.2 million of revenue recorded in fiscal 1997 from comparable sources. During the fourth quarter of fiscal 1997, the Company's license and contract revenue converted to royalty income based on product sales of corporate licensees. Revenue from license fees and contract research were substantially replaced by royalties based on sales. Therefore, while royalty revenue increased during fiscal 1998, revenue from license fees and contract research decreased to $2.8 million from $8.8 million in fiscal 1997. The Company recorded royalty income from the Agreement of $4.4 million and $706,000 for the years ended March 31, 1998 and 1997, respectively. These amounts were offset by a $6 million advance, secured by future royalties, received from Roche in January 1997.

Product costs were $1.7 million (31% of product sales) for the year ended March 31, 1998 compared to $2.4 million (38% of product sales) for the corresponding prior year. Lower product costs and improved gross margins are attributable to a change in product mix between instruments, services and reagents and the reduction of sales to Organon Teknika for which the Company received no gross margin.

Operating costs, excluding product costs, decreased to $23.4 million in the fiscal 1998 compared to $24 million during fiscal 1997. During fiscal 1998, research and development costs decreased $1.5 million (11%) to $11.6 million from $13.1 million in fiscal 1997 due to expiring external collaborations. Partially offsetting this decrease was an $851,000 (8%) increase in marketing, general and administrative expenses in fiscal 1998 over the prior year due primarily to professional and legal fees associated with the Company's litigation with Roche.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest income, net of other expense, decreased $532,000 because of lower cash balances through the first nine months of fiscal 1998 coupled with accrued interest expense associated with the advanced royalty agreement with Roche initiated during the fourth quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations through the sale of Preferred and Common Stock, aggregating approximately $85 million through March 31, 1999. Also, in March 1999, the Company completed a $30 million debt financing with John Hancock Life Insurance Company. The seven year, 8.5% Senior Secured Notes mature in 2006 with quarterly interest only payments of $637,5000 through September 2000. In December 2000, principal and interest installments of $1.7 million will be due quarterly through March 2006. Collateral for the debt is represented by royalty payments and rights of the Company to receive monies due pursuant to the Company's license agreement with Roche. Plans for the net proceeds from this financing include continuing research and development, as well as working capital needs related to general corporate expenditures, including the sales and marketing efforts related to the launch of the M-SERIES High Throughput Screening System. In addition, the Company has received funds from collaborative research and licensing agreements, and sales of its ORIGEN line of products. As of March 31, 1999, the Company had $34 million in cash, cash equivalents and short term investments. Working capital was $32.3 million at March 31, 1999.

Net cash used for operating activities was $15.5 million, $10 million, and $10.4 million during the years ended March 31, 1999, 1998 and 1997, respectively. License and collaboration agreements between the Company and its strategic corporate collaborators provided cumulative payments to the Company of approximately $80 million through March 31, 1999. Additionally, the Company received $2.75 million in August 1997 under an advance royalty agreement with Eisai.

The Company used approximately $1.7 million, $751,000, and $778,000 of net cash for investing activities substantially related to the acquisition of laboratory equipment, furniture and leasehold improvements during the years ended March 31, 1999, 1998, and 1997, respectively. Additionally, during fiscal years 1999, 1998 and 1997, the Company incurred capital lease obligations of approximately $180,000, $80,000, and $113,000, respectively, related to acquisition of laboratory equipment, furniture and leasehold improvements. The Company believes material commitments for capital expenditures may be required in a variety of areas, such as product development programs. The Company has not, at this time, made commitments for any such capital expenditures or secured additional sources to fund such commitments.

The Company has no reason to believe that the existence of the Roche litigation is having a material adverse affect on Roche's sales pursuant to its agreement with IGEN or that a negative result for the Company in the Roche litigation would have a material adverse affect on Roche's sales, although there can be no assurance that the litigation or its outcome would not have such an effect. As it now stands, Roche will have the right to continue to market its Elecsys products to central hospital laboratories and clinical reference laboratories during the term of the agreement unless and until the Company is determined to have the right to terminate the agreement and then determines to terminate the agreement. If the Company elects to terminate the agreement, it would have a material adverse effect on the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Company's royalty revenue from license sales unless and until the Company entered into a strategic partnership with another company that is able to commercialize diagnostic instruments to hospitals and clinical reference laboratories. There can be no assurance, if the Company decided to terminate the Agreement, that the Company would be able to enter into such a strategic partnership on terms favorable to the Company.

The Company does not expect that failure to prevail in the Hitachi litigation by itself would have a material adverse effect on the Company's revenue or sales, since Hitachi would continue to manufacture Roche instruments and the Company would continue to earn royalties in connection therewith. There can be no assurance that the Company's failure in the Hitachi litigation would not have a material adverse effect or the success by the Company in the Hitachi litigation could have a material adverse effect on the Company's intellectual property. Success by the Company in the Hitachi litigation could have a material adverse effect on the Company's royalty revenues from sales of Elecsys products to the extent that Roche's sales of Elecsys instruments are hindered because it needs to find a new manufacturer for its instruments or make arrangements to have Hitachi manufacture the instruments outside of Japan.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The Company has conducted a review of its systems to identify those areas that could be affected by the Y2K problem and has established a program to address Y2K issues. The Company is installing a Y2K compliant Enterprise Resource Planning ("ERP") computer system, which will perform substantially all of the central data processing tasks of the Company. The Company is installing this system in order to fully integrate its financial systems with its manufacturing and distribution systems and provide for the growth of its business and not as a concern about the Y2K problem. The Company has completed installation of the financial systems. While existing manufacturing and distribution systems are Y2K compliant, the new manufacturing and distribution installations are planned for completion during the fourth calendar quarter of 1999.

Most of the Company's other information technology systems, including desktop computers, server computer equipment and installed commercial application software, are relatively new and have been designed with the Y2K issue in mind. The Company has completed testing of these information technology systems that are material to the Company's business. To the extent that these systems are found not to be Y2K compliant, the Company believes that any material issues can be resolved by installing commercially available upgrades.

In addition to reviewing its systems, the Company has also considered the impact of the Y2K issue on products that it manufactures and on products manufactured by collaborators using the Company's technology. In all material respects, products manufactured by the Company are Y2K compliant. The Company is aware that certain products manufactured by collaborators using the Company's technology may utilize calendar dates. Where known, the Company has contacted collaborators to ascertain their awareness of the problem and their plans to address the Y2K issue. Roche has indicated to IGEN that its Elecsys products are currently Y2K compliant or can be made Y2K compliant with a currently available software upgrade.

The Company has identified critical providers of information, goods and services ("Suppliers") in order to assess their Y2K compliance and has sent questionnaires to such critical Suppliers. Although the Company cannot control the response time of Suppliers to its surveys, the Company has assessed survey responses received through May 31, 1999 and confirmed year 2000 readiness of selected Suppliers. Additional open responses continue to be monitored and the Company anticipates to have confirmed Year 2000 readiness by September 30, 1999. The Company does not intend to contact entities that are not critical and cannot guarantee that such entities will be Y2K compliant. There can be no assurance that the Company's suppliers are, or will be, Y2K compliant or that a failure of timely Y2K compliance on the part of the Suppliers would not have a material adverse effect on the Company.

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

Contingency plans for information technology systems generally anticipate use of standard non-customized replacement modules in the event of contingencies. Work with major collaborators and vendors to date has indicated a high awareness of the issues and plans to address them. Alternative vendors are available for most major supplies and raw materials. Nonetheless, it is not possible for the Company to fully assess the likelihood or magnitude of consequences from vendor or collaborator Y2K compliance issues. While there are no indications of major revenue disruptions from actions of such third parties, there can be no assurance at this time as to the future impacts of Y2K actions or inactions by collaborators or vendors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates do not affect interest expense incurred on the Company's long-term borrowings because it bears interest at a fixed rate. Terms of this debt are as follows: $30 million principal, Seven year 8.5% Senior Secured Notes secured by future royalty revenue from Roche, maturing in 2006 with quarterly interest only payments through September 2000 and quarterly principal and interest payments through March 2006. However, the Company runs a risk that market rates will decline and that the interest rate will exceed those based on the then current market rate. The Company is currently not using interest rate derivative instruments to manage its exposure to interest rate changes.

Interest income earned on the Company's investment portfolio is affected by changes in the general level of interest rates. The Company has invested its excess cash generally in securities of the U.S. Treasury, money market funds, certificates of deposit and corporate bonds. The Company invests its excess cash in accordance with a policy objective that seeks to ensure both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on their terms and concentrations by type and issuer.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



INDEX TO FINANCIAL STATEMENTS                                             PAGE
Independent Auditors' Report                                               38

Consolidated Statements of Operations for the Three Years                  39
  Ended March 31, 1999, 1998 and 1997

Consolidated Balance Sheets at March 31, 1999 and 1998                     40

Consolidated Statements of Cash Flows for the Three Years                  41
  Ended March 31, 1999, 1998 and 1997

Consolidated Statements of Stockholders' Equity for the Three Years        42
  Ended March 31, 1999, 1998, and 1997

Notes to Consolidated Financial Statements                                 43


INDEPENDENT AUDITORS' REPORT

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
 OF IGEN INTERNATIONAL, INC.:

We have audited the accompanying consolidated balance sheets of IGEN International, Inc. (the Company) as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP Washington, D.C.
May 10, 1999

                            IGEN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                              1999        1998        1997
                                              ----        ----        ----
REVENUES (Notes 1 and 2):
 Product sales                             $  4,949    $  5,614    $  6,360
 Royalty income                               9,439       5,024         843
 License fees and contract revenue              510       2,795       8,802
                                           --------    --------    --------
  Total                                      14,898      13,433      16,005
                                           --------    --------    --------

OPERATING COSTS AND EXPENSES:
 Product costs                                1,340       1,716       2,448
 Research and development (Note 2)           14,271      11,615      13,114
 Marketing, general, and administrative      13,247      11,761      10,910
                                           --------    --------    --------
  Total                                      28,858      25,092      26,472
                                           --------    --------    --------

LOSS FROM OPERATIONS                        (13,960)    (11,659)    (10,467)

INTEREST INCOME  - NET                          687          54         586

OTHER EXPENSE (Note 5)                          (36)       (225)       --
                                           --------    --------    --------

NET LOSS                                   $(13,309)   $(11,830)   $ (9,881)
                                           --------    --------    --------
                                           --------    --------    --------

LOSS PER SHARE (Note 1):
 Basic and Diluted loss per common share   $  (1.00)   $  (0.82)   $  (0.66)
                                           --------    --------    --------
                                           --------    --------    --------

SHARES USED IN COMPUTING
 NET LOSS PER SHARE (Note 1)                 15,318      15,116      14,959
                                           --------    --------    --------
                                           --------    --------    --------



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            IGEN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                    March 31,
     ASSETS                                                                     1999         1998
     ------                                                                     ----         ----
CURRENT ASSETS:
Cash and cash equivalents (Note 1)                                            $    720    $  1,502
Short term investments (Note 1)                                                 33,654      21,620
Accounts receivable, net                                                         3,252       1,552
Inventory (Note 1)                                                               1,455       1,435
Other current assets                                                               775         864
                                                                              --------    --------
   Total current assets                                                         39,856      26,973
                                                                              --------    --------

EQUIPMENT, FURNITURE, AND IMPROVEMENTS (Note 1)                                  9,025       7,124
Accumulated depreciation and amortization                                       (5,397)     (4,111)
                                                                              --------    --------
   Equipment, furniture, and improvements, net                                   3,628       3,013
                                                                              --------    --------

NONCURRENT ASSETS:
Deferred debt issuance costs (Note 4)                                            1,361          --
Restricted cash (Notes 1, 4)                                                       600          --
Other                                                                              378         405
                                                                              --------    --------
   Total noncurrent assets                                                       2,339         405
                                                                              --------    --------

TOTAL                                                                         $ 45,823    $ 30,391
                                                                              --------    --------
                                                                              --------    --------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                         $  4,924    $  5,152
Deferred revenue (Notes 1, 2)                                                    2,488       4,139
Obligations under capital leases (Note 8)                                          117          92
                                                                              --------    --------
   Total current liabilities                                                     7,529       9,383
                                                                              --------    --------

NONCURRENT LIABLITIES:
Note payable (Note 4)                                                           30,000          --
Convertible preferred stock dividend payable (Note 3)
                                                                                 2,521          --
Obligations under capital leases (Note 8)                                          183         146
                                                                              --------    --------
   Total noncurrent liabilities                                                 32,704         146
                                                                              --------    --------

COMMITMENTS AND CONTINGENCIES (See Note 8)                                          --          --
                                                                              --------    --------

STOCKHOLDERS' EQUITY: (Notes 1, 3)
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in Series: Series A, 600,000 shares designated, none issued; Series B, 25,000 shares issued and outstanding - liquidation value
of $25,000,000 plus accrued and unpaid dividends                                     1           1

Common stock: $.001 par value, 50,000,000 shares authorized: 15,361,465 and
15,261,240 shares issued and outstanding                                            15          15

Additional paid-in capital                                                      87,413      89,376

Accumulated deficit                                                            (81,839)    (68,530)
                                                                              --------    --------
 Total stockholders' equity                                                      5,590      20,862
                                                                              --------    --------
TOTAL                                                                         $ 45,823    $ 30,391
                                                                              --------    --------
                                                                              --------    --------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            IGEN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                 1999        1998        1997
                                                                                 ----        ----        ----
CASH FLOWS FROM OPERATIONS:
 Net loss                                                                      $(13,309)   $(11,830)   $ (9,881)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Loss on disposal of equipment, furniture and improvements                         --          53          --
   Depreciation and amortization                                                  1,313         889       1,320
   Deferred revenue                                                              (1,651)     (1,254)     (2,140)
   Add (deduct) items not affecting cash:
    (Increase) decrease in accounts receivable                                   (1,700)        648        (308)
    (Increase) decrease in inventory                                                (20)        640        (426)
    Decrease in other current assets                                                 89           2         590
    (Decrease) increase accounts payable and accrued expenses                      (228)        886         473
                                                                               --------    --------    --------
      Net cash used in operating activities                                     (15,506)     (9,966)    (10,372)
                                                                               --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for equipment, furniture, and improvements                         (1,721)       (751)       (778)
 Sale of short-term investments                                                  32,706       8,781      30,726
 Purchase of short-term investments                                             (44,740)    (22,147)    (22,764)
                                                                               --------    --------    --------
      Net cash (used in) provided by investing activities                       (13,755)    (14,117)      7,184
                                                                               --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of notes receivable from sale of subscribed stock, net                    --        310           40
 Proceeds from note payable                                                      30,000         --           --
 Disbursements for debt issuance costs                                           (1,361)        --           --
 Restricted cash                                                                   (600)        --           --
 Issuance of convertible preferred stock, net                                        --      23,428          --
 Issuance of common stock - net                                                     558       1,073         200
 Payments under capital lease obligations                                          (118)        (16)       (263)
                                                                               --------    --------    --------
     Net cash provided by (used in) financing activities                         28,479      24,795         (23)
                                                                               --------    --------    --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (782)        712      (3,211)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      1,502         790       4,001
                                                                               --------    --------    --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                         $    720    $  1,502    $    790
                                                                               --------    --------    --------
                                                                               --------    --------    --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Interest Paid                                                                 $     61    $     12    $     65

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Capital Lease Obligations incurred for equipment, furniture and
 improvements                                                                  $    180    $     80    $    113



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            IGEN INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                                               Notes
                                                                                                             Receivable
                                                                                                               From
                                Convertible                              Additional                           Sale of
                              Preferred Stock         Common Stock        Paid in    Accumulated   Deferred  Subscribed
                             Shares     Amount    Shares        Amount     Capital      Deficit      Comp.      Stock      Total
                             ------     ------    ------        ------     -------      -------      -----      -----      -----
BALANCE
 APRIL 1, 1996                   --       --      14,908         $ 15       $64,676     $(46,819)    $(91)     $  (346)   $ 17,435

Issuance of shares of
 common stock                    --       --          79           --           200           --       --           --         200
Amortization of deferred
 compensation
                                 --       --          --           --            --           --       91           --          91
Changes in notes
 receivable                      --       --          --           --            --           --       --           36          36
Net loss                         --       --          --           --            --       (9,881)      --           --      (9,881)
                              -----    ------    -------         -----      -------     --------     ------      -----    --------

BALANCE
 MARCH 31, 1997                  --       --      14,987           15        64,876      (56,700)      --         (310)      7,881

Issuance of shares of
 common stock                    --       --         274           --         1,073           --       --           --       1,073
Issuance of shares of
 covertible preferred
 stock, net                      25     $  1          --           --        23,427           --       --           --      23,428
Changes in notes
 receivable                      --       --          --           --            --           --       --          310         310
Net loss                         --       --          --           --            --      (11,830)      --           --     (11,830)
                              -----    ------    -------         -----      -------     --------     ------      -----    --------

BALANCE
 MARCH 31, 1998                  25        1      15,261           15        89,376      (68,530)      --           --      20,862

Issuance of shares of
   common stock                  --       --         100           --           558           --       --           --         558
Preferred stock,
   dividends payable             --       --          --           --        (2,521)          --       --           --      (2,521)
Net loss                         --       --          --           --            --      (13,309)      --           --     (13,309)
                              -----    ------    -------         -----      -------     --------     ------      -----    --------

BALANCE
 MARCH 31, 1999                  25     $  1      15,361         $ 15       $87,413     $(81,839)    $ --      $    --    $  5,590
                              -----    ------    -------         -----      -------     --------     ------      -----    --------
                              -----    ------    -------         -----      -------     --------     ------      -----    --------



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ORGANIZATION AND BUSINESS ACTIVITY - IGEN International, Inc. (the Company) develops, manufactures, and markets diagnostic systems utilizing its patented ORIGEN(R) technology, which is based on electrochemiluminescence.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, IGEN Europe, Inc. and IGEN International, K.K. All significant intercompany transactions and balances have been eliminated.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - Cash equivalents include cash in banks, money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less.

The company has classified its short term investments which consist of U.S. Government Obligations and Corporate Debt-Securities as "available for sale" which are recorded at market value. The recorded market value approximates cost.

RESTRICTED CASH - The Company has a debt service reserve of $600,000 as of March 31, 1999 that is restricted in use (See Note 4). These funds are held in trust as collateral with increasing increments scheduled for each of the first six quarterly note payable due dates.

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

INVENTORY is recorded at the lower of cost or market using the first-in, first-out method and consists of the following:


      (in thousands)      1999     1998
      -----------------------------------
       Finished Goods    $  461   $  824
       Work in process      137      117
       Raw materials        857      494
                         ------   ------
        Total            $1,455   $1,435
                         ------   ------
                         ------   ------


EQUIPMENT, FURNITURE, AND IMPROVEMENTS are carried at cost. Depreciation is computed over the estimated useful lives of the assets, generally five years, using accelerated methods. Such property consists of the following:


      (in thousands)                    1999      1998
      --------------------------------------------------
      Laboratory equipment             $3,805    $2,967
      Furniture and office equipment    3,606     2,653
      Leasehold improvements            1,614     1,504
                                       ------    ------
       Total                           $9,025    $7,124
                                       ------    ------
                                       ------    ------



OTHER ASSETS - The Company amortizes the cost of purchased patent rights on a straight-line basis over the estimated economic lives of such assets, ranging from five to twenty-one years. Accumulated amortization on purchased product technology rights was $249,660, $223,400 and $187,300 at March 31, 1999, 1998
and 1997, respectively. The Company amortizes debt issuance costs using the effective interest method over the terms of the debt agreement.

REVENUE RECOGNITION - Product sales revenue is recorded as products are shipped. Nonrefundable license fees and milestone payments and service fees in connection with research and development contracts or commercialization agreements with corporate partners are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Amounts received in advance of performance under contracts or commercialization agreements are recorded as deferred revenue until earned.

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

LOSS PER SHARE - Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"). The Company's loss has been adjusted by dividends accumulated at March 31, 1999 and 1998, on the Company's Convertible Preferred Series B Stock. There was no change in loss per share reported in prior periods related to the adoption of SFAS 128. See Note 3.

NEW ACCOUNTING STANDARDS

In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which was effective for years beginning after December 15, 1997. SFAS No. 131 redefines how operating segments are determined and requires disclosures about products, services, major customers and geographic areas. The Company operates as one business segment with a group of similar products. With the exception of revenue from

Roche and Eisai, no single customer accounted for more than 10% of total revenue. Revenue from Roche totalled 61%, 39% and 56% of total revenues for the years ended March 31, 1999, 1998 and 1997, respectively, while revenue from Eisai totaled 17% for the year ended March 31, 1998.

In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 is effective for years beginning after June 15, 1999 and requires recognition of all derivatives at fair value as either assets or liabilities in the statement of financial position. The Company does not believe that adoption of SFAS No. 133 will have a material impact on its financial position or results of operation.

2.  LICENSE AND RESEARCH AGREEMENTS

In 1992, the Company entered into an agreement with Roche Diagnostics ("Roche"), (formerly operating as Boehringer Mannheim GmbH), under which that company was granted rights to develop and market certain clinical diagnostic systems worldwide based on the Company's ORIGEN technology. Under the terms of the agreement, the Company received five $10 million license payments annually through January 1996 which were recognized as revenue on a ratable basis through December 1996. This agreement also provides the Company with additional payments for certain product development work, as well as royalties on product sales. The Company is currently in litigation with Roche (See Note 9).

During 1993, the Company entered into a $20 million license and stock purchase agreement with Organon Teknika, B.V. Under this agreement, the Company sold 346,135 shares of common stock, granted a license to develop and market certain diagnostic systems worldwide utilizing the Company's ORIGEN technology and agreed to invest $5 million in research and development under a joint development program. Among other things, the agreement provides for royalty payments to the Company on product sales and for product supply arrangements between the parties. Under the product supply agreement, there were no sales to Organon Teknika during the year ended March 31, 1999 and sales were $1.3 million and $1.4 million, respectively, for the years ended March 31, 1998 and 1997..

During 1990, the Company granted a license to Eisai Co., Ltd., to market in Japan a certain clinical diagnostic system based on the Company's ORIGEN technology. The agreement provided license fees of $8 million tied to the achievement of product development milestones. This agreement also provides for royalty payments to the Company on product sales. In August 1997, the Company received $2.75 million as an advance royalty payment of which $ 358,000 and $290,000 was recognized as revenue in fiscal 1999 and 1998, respectively.

During 1995, the Company formed a joint venture for the development and commercialization of advanced diagnostic products utilizing a proprietary combination of multi-array technology together with the Company's ORIGEN technology. Products based on these technologies would be used for high throughput, multiparameter analysis for DNA sequencing, clinical chemistry and immunodiagnostics. The joint venture is named Meso Scale Diagnostics, LLC ("MSD"), and was formed together with Meso Scale Technologies, LLC ("MST"), which is a non-controlled non-owned affiliated company. The Company has agreed to provide initial capital contributions to MSD of $5 million over time, plus certain start up costs, in exchange for a 50% interest and to fund the organizational and certain ongoing (non-research) operating expenses of MSD. The Company will also participate in a collaborative research program.

For the year ended March 31, 1999 and 1998, the Company has made contributions of $3.6 and $2.6 million, respectively. The Company has accounted for its investments in MSD as research and development funding arrangements and, accordingly, has recorded its payments as research and development expense.

3.  STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK - In December 1997, the Company received net proceeds of $23.4 million from the issuance of 25,000 shares of Series B Convertible Preferred Stock, stated value $1,000 per share. The Series B Convertible Preferred Stock is convertible into 1,790,831 shares of Common Stock of the Company at a rate of $13.96 per share in accordance with the terms of the Certificate of Designation, Powers, Preferences and Rights. The Series B Convertible Preferred Stock entitles its holders to a dividend payment of 7.75% compounded annually on the stated value of the stock and the Company may elect to make the dividends payable in common shares at a rate of $13.96 per share, rather than making the dividend payment in cash. If the Company elects to pay such dividends in shares of common stock, the Company may issue up to 810,174 shares to the holders of Series B Convertible Preferred Stock. Earnings per share for the years ended March 31, 1999 and 1998, have been adjusted by accumulated dividends on Series B Convertible Preferred Stock of approximately $2 million ($0.13 per share) and $541,000 ($.04 per share), respectively. The resulting calculation results in Net Loss Attributable to Common Shareholders for the years ended March 31, 1999 and 1998 of approximately $15 million ($1.00 per share) and $12.4 million ($0.82 per share), respectively.

SHAREHOLDER RIGHTS PLAN - In 1996, the Board of Directors adopted a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of common stock par value $.001 per share, of the Company. The dividend is effective as of November 6, 1996 with respect to the shareholders of record on that date.

Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, of the Company at a price of $65.00 per one one-hundredth of a Preferred Share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Plan between the Company and The First National Bank of Boston.

STOCK OPTION PLAN - The Company adopted the 1994 Stock Option Plan under which 1,750,000 shares of Common Stock have been reserved for issuance upon exercise of options granted to employees or consultants and the 1994 Non-Employee Directors Stock Option Plan under which 150,000 shares of Common Stock have been reserved for issuance upon exercise of options granted to Non-Employee Directors. The 1994 Stock Option Plan replaced the 1985 Stock Option Plan which expired in February 1995 and continues to have unexercised options.

The Option Plans provide for the granting of both incentive stock options intended to qualify as such under Section 422 of the Internal Revenue Code of 1986, as amended, and supplemental stock options that do not so qualify. Generally, the options vest 20% after year one and ratably over the following 16 quarters, expiring ten years from date of grant.

A summary of the option activity is as follows:


                                                  (in thousands)    Weighted Average   Range of Exercise
                                                 Number of Shares    Exercise Price          Price
                                                 ----------------    --------------          -----

Outstanding on April 1, 1996                          1,493              $2.60           $0.29 - $9.63
 Granted                                                310              $5.00                   $5.00
 Exercised                                              (79)             $2.80           $0.29 - $5.50
 Forfeited                                              (83)             $3.90           $0.29 - $5.50
                                                      -----

Outstanding on March 31, 1997                         1,641              $2.69           $0.29 - $9.63
 Granted                                                601              $6.67           $6.00 -$20.625
 Exercised                                             (274)             $3.91           $0.29 - $8.75
 Forfeited                                              (33)             $5.29           $4.57 - $5.50
                                                      -----

Outstanding on March 31, 1998                         1,935              $5.52           $0.29 - $20.00
 Granted                                                 --                 --                       --
 Exercised                                             (100)             $5.58           $0.29 - $14.00
 Forfeited                                              (30)            $14.38           $4.87 - $20.625
                                                      -----

Outstanding on March 31, 1999                         1,805              $7.77           $0.29 - $20.625
                                                      -----
                                                      -----

(Weighted  Average  Remaining  Contractual
Life is 5.45 years)



At March 31, 1999, there were approximately 1.3 million stock options exercisable, under the Plan with a Weighted Average Exercise Price of $5.86.

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

If compensation cost for the Company's fiscal 1999, 1998 and 1997 grants for stock-based compensation had been determined consistent with the fair value-based method of accounting per SFAS 123, the Company's pro forma net loss and pro forma loss per share for the years ended March 31, 1999, 1998 and 1997 would be as follows:


                                    1999        1998        1997
                                    ----        ----        ----
     Net loss (in thousands)
      As reported                $(13,309)   $(11,830)   $(9,881)
      Pro forma                  $(15,359)   $(12,130)   $(9,996)
     Basic loss per share
      As reported                $  (1.00)   $  (0.82)   $ (0.66)
      Pro forma                  $  (1.13)   $  (0.84)   $ (0.67)


The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing models with the following assumptions:


                                             1999        1998         1997
                                             ----        ----         ----
        Expected dividend yield                 0%           0%          0%
        Expected stock price volatility     82.51%       53.24%        3.5%
        Risk-free interest rate              5.58%        6.74%          6%
        Expected option term               5 years      5 years     5 years



4.  NOTE PAYABLE

In March 1999, the Company entered into a debt financing with John Hancock Mutual Life Insurance Company under a Note Purchase Agreement from which the Company received $30 million. The seven year, 8.5% Senior Secured Notes mature in 2006 with quarterly interest only payments of $637,500 through September 2000. Beginning December 2000, principal and interest installments of $1.7 million will be due quarterly through March 2006.

Collateral for the debt is represented by royalty payments and rights of the Company to receive monies due pursuant to the Company's license agreement with Roche. Additional collateral is represented by a Restricted Cash balance of $600,000 initiated at closing. The Restricted Cash will have increasing increments for each of the first six quarterly periods to a maximum of $1.7 million. Covenants within the Note Purchase Agreement include compliance with annual and quarterly Royalty Payment Coverage Ratios which are tied to royalty payments and debt service.

Costs associated with obtaining the debt financing totaling $1.4 million were deferred and are represented as a noncurrent asset on the balance sheet. These costs will be amortized over the seven year life of the Note.

The Company has committed to note principal and interest payments of $2.6 million and $4.7 million for the years ending March 31, 2000 and 2001, respectively, and $6.9 million in each of the years ending March 31, 2002, 2003 and 2004, with payments totaling $13.8 million thereafter.

5.  INCOME TAXES

For the years ended March 31, 1999, 1998 and 1997, the Company recorded no federal or state income tax expense and did not pay federal or state tax, as calculated by applying statutory rates to pretax income. During fiscal 1998, the Company received a $4.75 million payment from its Japanese corporate partner, Eisai, Ltd net of the Japanese tax withholding of $475,000. The Company recognized revenues of $358,400 and $2.3 million under this arrangement in fiscal 1999 and 1998, and recorded the associated foreign tax of $35,800 and $225,000 which is reflected in Other Expense in the financial statements.

As of March 31, 1999, the Company has available for income tax reporting purposes net operating loss and general business credit carryforwards approximating $70 million and $3 million, respectively. These carryforwards expire in varying amounts through March 31, 2014. The use of the Company's net operating loss carryforward may be significantly reduced, if substantial changes in stock ownership take place. The potential tax benefits of the unused carryforwards have not been recorded for financial statement purposes because of the uncertainty of realizing those benefits in the future.

The approximate tax effects of temporary differences that gave rise to the Company's deferred tax assets and liabilities are as follows:


                                                             Year Ended March 31,
        (in thousands)                                         1999        1998
        --------------                                         ----        ----
        Deferred tax assets:
         Deferred revenue                                    $    945    $  1,571
         Net operating loss and tax credit carryforwards       29,603      23,727
         Other                                                     94          61
         Less valuation allowance                             (30,642)    (25,359)
                                                             --------    --------
        Net deferred tax assets                              $     --    $     --
                                                             --------    --------
                                                             --------    --------


6.  EMPLOYEE SAVINGS PLAN

The Company has an Employee Savings Plan (the Plan) qualifying under Section 401(k) of the Internal Revenue Code and subject to the Employee Retirement Income Security Act of 1974, as amended. Effective April 1, 1997, the Company began contributing a 25% match on the first 6% of contributions from qualified individuals participating in the Plan. This Company contribution totaled $180,600 and $129,000 for the years ended March 31, 1999 and 1998, respectively.

The Company is not obligated under any other postretirement benefit plan.

7.  RELATED PARTIES

Certain shareholders of the Company are also shareholders of several other companies which are considered affiliates of IGEN for the purpose of this disclosure. As discussed in Note 2, the Company has entered into transactions with companies that were affiliated through common shareholders. Amounts due from affiliated companies for services rendered and certain shared costs were approximately $44,500, and $43,500 at March 31, 1999 and 1998, respectively. During 1997, the Company incurred approximately $212,500 in expenses under a research contract with an affiliate. There were no such expenditures made in fiscal years 1999 or 1998.

The Company has licensed certain diagnostic technologies from affiliated companies and has licensed certain pharmaceutical technologies to affiliated companies. No royalties have ever been earned or accrued under these license agreements.

8.  COMMITMENTS AND CONTINGENCIES

CAPITAL LEASES - The Company is obligated under capital lease agreements, for certain equipment, furniture and building improvements. The aggregate discounted lease payments are recorded as a liability, and the fair market value of the related leased assets are capitalized and amortized over the assets estimated useful lives. Total assets capitalized pursuant to such agreements were approximately $500,000 at March 31, 1999 with accumulated depreciation totaling approximately $200,000.

The future minimum payments (in thousands) under these lease agreements at March 31, 1999 are as follows:

       2000                                                  $ 156
       2001                                                     99
       2002                                                     66
       2003                                                     60
                                                             -----
       Total minimum payments                                  381
       Amount representing interest                            (81)
                                                             -----
       Obligations under capital leases                        300
       Current portion                                        (117)
                                                             -----
       Obligations under capital leases - noncurrent         $ 183
                                                             -----
                                                             -----



OPERATING LEASES - During 1995, the Company entered into a lease for an office, laboratory and manufacturing facility with a term of ten years, and an option to terminate the lease after five years. Rent expense for facility and equipment operating leases totaled approximately $1.5 million for the years ended March 31, 1999, 1998, and 1997, respectively.

RESEARCH AGREEMENTS - The Company has entered into agreements with entities to fund research and development programs.

At March 31, 1999, the future minimum lease and research payments under these agreements are as follows:


                                                       Research
           (in thousands)         Operating Leases    Agreements
                                  ----------------    ----------
           2000                        $1,479           $1,000
           2001                         1,523              200
           2002                         1,569               --
           2003                         1,615               --
           2004                         1,664               --
           Thereafter                   1,424               --
                                       ------           ------
           Total                       $9,274           $1,200
                                       ------           ------
                                       ------           ------


9.  LITIGATION

ROCHE

On September 15, 1997, the Company filed a lawsuit in Maryland against Roche Diagnostics GmbH (then known as Boehringer Mannheim GmbH or BMG), a German company, to which the Company has licensed certain rights to develop and commercialize diagnostic products based on the Company's ORIGEN technology. BMG was acquired by F. Hoffman LaRoche during 1998, and is referred to herein as Roche. That lawsuit is pending in the Southern Division of the United States District Court for the District of Maryland. The Company's dispute with Roche arises out of a 1992 License and Technology Development Agreement (the "Agreement"), pursuant to which Roche developed and launched its "Elecsys" line of diagnostic products, which is based on ORIGEN technology. The Company alleges that Roche has failed to perform certain material obligations under the Agreement, including development and commercialization of ORIGEN technology according to the contractual timetable; exploitation of the license to the extent contemplated by the parties; phase out of certain non-royalty-bearing product lines; exploitation of ORIGEN technology only within Roche's licensed fields; proper treatment of intellectual property rights regarding ORIGEN technology; maintenance of records essential to the computation of royalties; and proper computation and payment of royalties. In its lawsuit, the Company seeks damages as well as injunctive and declaratory relief, including a judicial determination of its entitlement to terminate the Agreement. The Company voluntarily has agreed not to terminate the Agreement unless and until the Court determines its entitlement to do so.

During 1998, the Company filed a motion for preliminary injunction in its Maryland lawsuit against Roche. In that motion, the Company requested that the court enjoin Roche from marketing, selling, or distributing its Elecsys products outside of Roche's licensed field of use. The 1992 Agreement granted Roche rights to develop and commercialize diagnostic systems based on the Company's ORIGEN technology for use in centralized hospital laboratories and clinical reference laboratories only. The Company retains the rights to exploit its ORIGEN technology in all other clinical diagnostic markets. The Company learned that Roche was marketing Elecsys products outside of its licensed field of use and therefore asked the court to enjoin Roche from selling outside of its licensed field and, in particular, to physicians' offices and physicians' office laboratories. The Company also sought additional relief, including an order requiring Roche to refer all customers outside of Roche's licensed field to the Company for future reagent supply needs and to place all revenues derived from unauthorized sales in escrow pending the outcome of the litigation. The court granted IGEN's motion in July 1998 and issued a preliminary injunction in October 1998. Roche has appealed the preliminary injunction.

In December 1998, Roche filed a counterclaim against the Company asserting five causes of action: fraud, breach of contract, tortious interference with business relations, unjust enrichment/equitable recoupment, and reformation. The Company believes that Roche's claims are unfounded. In March 1999, the Company moved to dismiss Roche's claims for fraud, tortious interference with business relations, unjust enrichment/equitable recoupment and reformation. The Company also moved the court to dismiss a portion of Roche's breach of contract claim and to strike Roche's request for punitive damages and injunctive relief. After being served with the Company's motion to dismiss, Roche dropped its complaint for contract reformation and part of its tortious interference claim. In June 1999, the court dismissed Roche's claims for fraud, tortious interference, and unjust enrichment/equitable recoupment and struck down Roche's request for punitive damages and injunctive relief. Roche's breach of contract counterclaim remains outstanding.

This litigation against Roche may have a material adverse effect upon the Company regardless of whether the outcome is favorable or not.

The Company recorded royalty income from this Agreement of $8.6 million, $4.4 million and $706,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

HITACHI

In December 1997, IGEN International K.K.(IGEN K.K."), a Japanese subsidiary of the Company, filed a lawsuit in Tokyo District Court against Hitachi Ltd. ("Hitachi"). The lawsuit seeks to enjoin Hitachi from infringing IGEN K.K.'s license registration, (known in Japan as a "senyo-jisshi-ken") to prevent Hitachi from manufacturing, using or selling the Elecsys 2010 Instrument, which incorporates IGEN's patented ORIGEN technology, in Japan. Hitachi is the sole manufacturer for Roche of the Elecsys 2010 immunoassay instrument. Roche is licensed to market the Elecsys 2010 worldwide, except for Japan, to central hospital laboratories and clinical reference laboratories. The Company's ORIGEN technology is licensed in Japan to IGEN K.K. and to Eisai Company, Ltd. The lawsuit requests injunctive relief against Hitachi.

OTHER MATTERS

From time to time, claims and pending legal proceedings arise that generally involve the Company's technology and possible patent infringement. These cases are routine matters in which disposition of such proceedings are not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a) DIRECTORS. The information with respect to directors required under this item is incorporated herein by reference to the section captioned "Election of Directors" in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders to be held on September 15, 1999.

         (b) EXECUTIVE OFFICERS. The information with respect to executive officers required under this item is incorporated herein by reference to Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

The information required under this item is incorporated herein by reference to the sections entitled "Election of Directors -- Compensation for Directors", "--Compensation of Executive Officers", "--Compensation Arrangements and Employment Agreements", "-- Report of the Compensation Committee", in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders to be held on September 15, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required under this item is incorporated herein by reference to the section entitled "Principal Shareholders" in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders to be held on September 15, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required under this item is incorporated herein by reference to the sections entitled "Election of Directors -- Compensation Arrangements and Employment Agreements" and "-- Certain Transactions" in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders to be held on September 15, 1999.

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

         (b) REPORTS ON FORM 8-K: On March 29, 1999, the Company filed a Form 8-K announcing the Company's completion of a $30 million debt financing with John Hancock Mutual Life Insurance Company.

         (c) EXHIBITS The response to this portion of Item 14 is submitted as a separate section of this Form 10-K.

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

                                  IGEN International, Inc.


June 25, 1999                     By: /s/ Samuel J. Wohlstadter
                                     --------------------------
                                     Chief Executive Officer

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

Signature                            Title                            Date

/s/ Samuel J. Wohlstadter     Chief Executive Officer            June 25, 1999
-------------------------     (Principal Executive Officer);
Samuel J. Wohlstadter         Director

/s/ George V. Migausky        Vice President                     June 25, 1999
-------------------------     and Chief Financial Officer
George V. Migausky            (Principal Financial and
                              Accounting Officer)

/s/ Richard J. Massey         President, Chief Operating         June 25, 1999
-------------------------     Officer; Director
Richard J. Massey

/s/ Edward Lurier             Director                           June 25, 1999
------------------------
Edward Lurier

/s/ William O'Neill           Director                           June 25, 1999
------------------------
William O'Neill

/s/ Robert Salsmans           Director                           June 25, 1999
------------------------
Robert Salsmans

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                  DESCRIPTION OF DOCUMENT
------                                  -----------------------
2.1(4)            Agreement and Plan of Merger effective November 19, 1996 (by virtue of a reincorporation), by and between IGEN, Inc., a California corporation (the "Company"), and IGEN International, Inc. a Delaware corporation (the "Registrant").
3.1(4)            The Registrant's Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on August 30, 1996.
3.2(4)            The Registrant's  Certificate of Designation of Series A Junior Participating  Preferred
                  Stock, as filed with the Secretary of State of the State of Delaware on November  18,
                  1996.
3.3(8)            The Registrant's Certificate of Designation of Series B
                  Convertible Preferred Stock, as field with the Secretary of
                  State of the State of Delaware on December 18, 1997.
3.4(4)            The Registrant's Bylaws, as currently in effect.
4.1(7)            Form of Specimen Right Certificate.
4.2(7)            Rights Agreement, dated November 6, 1996, between the Registrant and The First
                  National Bank of Boston.
4.3               Note Purchase Agreement between the Registrant and the purchasers named therein dated as of March 22, 1999.  Filed herewith.
10.1(1)           Registration Agreement between the Registrant and the parties named therein dated March 17, 1988, as amended through
                  March 30, 1993.
10.2(3)           Form of Waiver and Amendment of Registration Agreement executed in December 1993, amending in certain respects the Registration
                  Agreement dated as of March 17, 1988.
10.3(3)           Agreement between the Registrant and The Perkin-Elmer Corporation dated March 30, 1990, with Addendum to Agreement dated February 21,
                  1991 (with certain confidential information deleted).
10.4(3)           Agreement between the Registrant and Eisai Co., Ltd. dated May 25,
                  1990 (with certain confidential information deleted).
10.4.1(1)         Supplemental Agreement between Eisai Co., Ltd. and the Registrant
10.5(3)           License and Development Technology Agreement between the Registrant and Boehringer Mannheim GmbH dated September 23, 1992 (with certain confidential information deleted).
10.5.1(2)         Advanced Royalty Agreement between the Registrant and
                  Boehringer Mannheim GmbH dated January 9, 1997.
10.6(3)           License Agreement between the Registrant and Hyperion Catalysis
                  International ("Hyperion") dated October 10, 1993 as amended March 15,
                  1990.
10.7(3)           Common Stock Purchase Agreement between the Registrant and Organon
                  Teknika B.V. ("Organon") dated May 19, 1993.



EXHIBIT
NUMBER                                  DESCRIPTION OF DOCUMENT
------                                  -----------------------
10.8(3)           License and Technology Development agreement between the Registrant and Organon dated May 19, 1993 (with certain confidential information deleted).
10.9(3)           Agreement and Plan of Reorganization and Agreement and Plan of Merger
                  between the Registrant and Molecular Displays, Inc. dated March 9, 1993.
10.103            Term Sheet for Consolidation of Research Projects between the Registrant and
                  Proteinix Corporation dated December 14, 1993 (with certain confidential information deleted).
10.11(3)          Term Sheet for consolidation of Cancer Research Projects between the
                  Registrant and Pro-Neuron, Inc. dated December 14, 1993 (with certain confidential information deleted).
10.12(3)          Join Venture Agreement between the Registrant and Hyperion dated
                  May 28, 1993.
10.13(3)          Product Development and Marketing Agreement between the
                  Registrant, Hyperion and HyperGen dated May 29, 1993.
10.14(3)          Form of Indemnity Agreement entered into between the Registrant and its directors and officers.
10.15(3)          Registrant's 1985 Stock Option Plan, as amended, and related Form of
                  Incentive Stock Option Grant and Form of Nonqualified Stock Option Grant.
10.16(5)          Registrant's 1994 Stock Option Plan, and related Form of Incentive Stock
                  Option Grant.
10.17(5)          Registrant's 1994 Non-Employee Directors Stock Option Plan, and related
                  Form of Incentive  Stock Option Grant.
10.18(5)          Lease Agreement between the Registrant and W-M 16020 Limited
                  Partnership dated October 5, 1994.
10.19(5)          Agreement for Purchase and Sale of Joint Venture Interest
                  between the Registrant and Hyperion, dated December 28, 1994
10.20(6)          Joint Venture Agreement, dated as of November 30, 1995, between Meso Scale
                  Diagnostics, LLC ("MSD"), Meso Scale Technologies, LLC ("MST")
                  and the Company.
10.21(6)          Limited Liability Company Agreement, dated as of November 30, 1995, between MSD, MST and the Company.
10.22(6)          IGEN/MSD License Agreement, dated as of November 30, 1995, between MSD and the Company.
10.23(6)          Indemnification  Agreement, dated as of November 30, 1995, between the Company and
                  Jacob Wohlstadter.
10.24(8)          Purchase Agreement for the Series B Convertible Preferred Stock between the Registrant and the purchasers named therein dated as of December 16, 1997.
10.25(8)          Registration Rights Agreement between the Registrant and the purchasers named therein dated as of December 16, 1997.
11.1              Calculation of net loss per share. Filed herewith.

23.1              Consent of Deloitte & Touche LLP. Filed herewith.



EXHIBIT
NUMBER                                  DESCRIPTION OF DOCUMENT
------                                  -----------------------
27.1              Financial Data Schedule.  Filed herewith.


------------
(1) Previously filed as an exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997.

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

(7) Incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-A filed December 10, 1996.

(8) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3, as amended (Registration No. 333-45355).