Form 10-K/A
period 1999-03-31
IGEN INTERNATIONAL INC /DE
filed 1999-06-30
CIK 916304

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

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

                                  IGEN International, Inc.


June 30, 1999                     By: /s/ George V. Migausky
                                     ---------------------------
                                     Vice President and
                                     Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                            Date

/s/      *                    Chief Executive Officer            June 30, 1999
-------------------------     (Principal Executive Officer);
Samuel J. Wohlstadter         Director

/s/ George V. Migausky        Vice President                     June 30, 1999
-------------------------     and Chief Financial Officer
George V. Migausky            (Principal Financial and
                              Accounting Officer)

/s/      *                    President, Chief Operating         June 30, 1999
-------------------------     Officer; Director
Richard J. Massey

/s/      *                    Director                           June 30, 1999
------------------------
Edward Lurier

/s/      *                    Director                           June 30, 1999
------------------------
William O'Neill

/s/      *                    Director                           June 30, 1999
------------------------
Robert Salsmans



* By: /s/ George V. Migausky
      ----------------------
      George V. Migausky
      Attorney-in-Fact

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
                  1996.
3.3(8)            The Registrant's Certificate of Designation of Series B
                  Convertible Preferred Stock, as field with the Secretary of
                  State of the State of Delaware on December 18, 1997.
3.4(4)            The Registrant's Bylaws, as currently in effect.
4.1(7)            Form of Specimen Right Certificate.
4.2(7)            Rights Agreement, dated November 6, 1996, between the Registrant and The First
                  National Bank of Boston.
4.3(9)            Note Purchase Agreement between the Registrant and the purchasers named therein dated as of March 22, 1999.
10.1(1)           Registration Agreement between the Registrant and the parties named therein dated March 17, 1988, as amended through
                  March 30, 1993.
10.2(3)           Form of Waiver and Amendment of Registration Agreement executed in December 1993, amending in certain respects the Registration
                  Agreement dated as of March 17, 1988.
10.3(3)           Agreement between the Registrant and The Perkin-Elmer Corporation dated March 30, 1990, with Addendum to Agreement dated February 21,
                  1991 (with certain confidential information deleted).
10.4(3)           Agreement between the Registrant and Eisai Co., Ltd. dated May 25,
                  1990 (with certain confidential information deleted).
10.4.1(1)         Supplemental Agreement between Eisai Co., Ltd. and the Registrant
10.5(3)           License and Development Technology Agreement between the Registrant and Boehringer Mannheim GmbH dated September 23, 1992 (with certain confidential information deleted).
10.5.1(2)         Advanced Royalty Agreement between the Registrant and
                  Boehringer Mannheim GmbH dated January 9, 1997.
10.6(3)           License Agreement between the Registrant and Hyperion Catalysis
                  International ("Hyperion") dated October 10, 1993 as amended March 15,
                  1990.
10.7(3)           Common Stock Purchase Agreement between the Registrant and Organon
                  Teknika B.V. ("Organon") dated May 19, 1993.



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

23.1(9)           Consent of Deloitte & Touche LLP.



EXHIBIT
NUMBER                                  DESCRIPTION OF DOCUMENT
------                                  -----------------------
27.1              Financial Data Schedule.


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

(7) Incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-A filed December 10, 1996.

(8) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3, as amended (Registration No. 333-45355).

(9) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K, for the fiscal year ended March 31, 1999.