Form 10-Q
period 1999-06-30
IGEN INTERNATIONAL INC /DE
filed 1999-08-13
CIK 916304

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                         For Quarter Ended JUNE 30, 1999
                                           -------------

                         Commission File Number 0-23252
                                                -------

                            IGEN INTERNATIONAL, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                 94-2852543
   -------------------------------------------------------------------
   (State or other jurisdiction of                  (IRS Employer
   incorporation or organization)                  Identification No.)



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

                      Yes X                No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     Class                           Outstanding at August 5, 1999
                     -----                           -----------------------------
         Common Stock, $0.001 par value                        15,375,048


                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999


                                      INDEX



                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1:           FINANCIAL STATEMENTS

                  Balance Sheets - June 30, 1999 and March 31, 1999            3

                  Statements of Operations - For the three months ended
                  June 30, 1999 and 1998                                       4

                  Statements of Cash Flows - For the three months ended
                  June 30, 1999 and 1998                                       5

                  Notes to Financial Statements                                6


Item 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                          11

Item 3:           QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK                                                         16


PART II  OTHER INFORMATION

Item 1:           LEGAL PROCEEDING                                             16

Item 6:           EXHIBITS AND REPORTS ON FORM 8-K                             16

SIGNATURES                                                                     17


                            IGEN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                            June 30, 1999      March 31, 1999
                                                                                            -------------      --------------
     ASSETS                                                                                  (Unaudited)
     ------
     CURRENT ASSETS:
     Cash and cash equivalents                                                                 $    558       $    720
     Short term investments                                                                      27,753         33,654
     Accounts receivable, net                                                                     3,422          3,252
     Inventory                                                                                    2,198          1,455
     Other current assets                                                                         1,125            775
                                                                                               --------       --------
        Total current assets                                                                     35,056         39,856
                                                                                               --------       --------

     EQUIPMENT, FURNITURE, AND IMPROVEMENTS                                                       9,544          9,025
     Accumulated depreciation and amortization                                                   (5,722)        (5,397)
                                                                                               --------       --------
        Equipment, furniture, and improvements, net                                               3,822          3,628
                                                                                               --------       --------
     NONCURRENT ASSETS:
     Deferred debt issuance costs                                                                 1,188          1,361
     Restricted cash                                                                                800            600
     Other                                                                                          372            378
                                                                                               --------       --------
        Total noncurrent assets                                                                   2,360          2,339
                                                                                               --------       --------

     TOTAL                                                                                     $ 41,238       $ 45,823
                                                                                               --------       --------
                                                                                               --------       --------
     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                     $  5,565       $  4,924
     Deferred revenue                                                                             2,312          2,488
     Obligations under capital leases                                                               114            117
                                                                                               --------       --------
        Total current liabilities                                                                 7,991          7,529
                                                                                               --------       --------
     NONCURRENT LIABLITIES:
     Note payable                                                                                30,000         30,000
     Convertible preferred stock dividend payable                                                 3,042          2,521
     Obligations under capital leases                                                               158            183
                                                                                               --------       --------
        Total noncurrent liabilities                                                             33,200         32,704
                                                                                               --------       --------
     COMMITMENTS AND CONTINGENCIES                                                                   --             --
                                                                                               --------       --------
     STOCKHOLDERS' EQUITY:
     Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in Series: Series A, 600,000 shares designated, none issued; Series B, 25,000 shares issued and outstanding - liquidation value of $25,000,000 plus
     accrued and unpaid dividends                                                                     1              1
     Common stock: $.001 par value, 50,000,000 shares authorized: 15,370,300 and
     15,361,425 shares issued and outstanding                                                        15             15
     Additional paid-in capital                                                                  86,943         87,413
     Accumulated deficit                                                                        (86,912)       (81,839)
                                                                                               --------       --------
        Total stockholders' equity                                                                   47          5,590
                                                                                               --------       --------
     TOTAL                                                                                     $ 41,238       $ 45,823
                                                                                               --------       --------
                                                                                               --------       --------



                       See notes to financial statements.

                            IGEN INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                   Unaudited


                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                       1999               1998
                                                                                  ---------------    -------------
                        REVENUES:
                            Royalty income                                        $         3,045    $       2,226
                            Product sales                                                     727            1,256
                            License fees and contract revenue                                 150              205
                                                                                  ---------------    -------------
                                                                                            3,922            3,687
                                                                                  ---------------    -------------
                        OPERATING COSTS AND EXPENSES:
                            Product costs                                                     175              301
                            Research and development                                        4,021            3,023
                            Marketing, general and administrative                           4,352            3,418
                                                                                  ---------------    -------------
                                                                                            8,548            6,742
                                                                                  ---------------    -------------
                        LOSS FROM OPERATIONS                                               (4,626)          (3,055)

                        INTEREST (EXPENSE) INCOME - NET                                      (447)             150
                                                                                  ---------------    -------------


                        NET LOSS                                                  $        (5,073)   $      (2,905)
                                                                                  ---------------    -------------
                                                                                  ---------------    -------------

                        BASIC AND DILUTED LOSS PER SHARE                          $         (0.36)   $       (0.22)
                                                                                  ---------------    -------------
                                                                                  ---------------    -------------
                        SHARES USED IN COMPUTING NET LOSS
                            PER SHARE                                                      15,366           15,294
                                                                                  ---------------    -------------
                                                                                  ---------------    -------------
                        LOSS PER SHARE
                          Basic and diluted per common share                      $         (0.36)   $      (0.22)
                                                                                  ---------------    -------------
                                                                                  ---------------    -------------



                       See notes to financial statements.

                            IGEN INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    Unaudited


                                                                                Three Months Ended
                                                                                      June 30,
                                                                                 1999          1998
                                                                              ---------      -------
      CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                              $ (5,073)    $(2,905)
         Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                           497         272
           Deferred revenue                                                       (176)     (1,411)
           Add (deduct) items not affecting cash:
             Increase in accounts receivable                                      (170)       (467)
             Increase in inventory                                                (743)        (96)
             (Increase) decrease in other current assets                          (349)         12
             Increase in accounts payable and accrued expenses                     641          72
             Decrease in other noncurrent assets                                     6           7
                                                                              --------     -------
                        Net cash used in operating activities                   (5,367)     (4,516)
                                                                              --------     -------
      CASH FLOWS FROM INVESTING ACTIVITIES:
        Expenditures for equipment, furniture and improvements                    (518)       (323)
        Purchase of short-term investments                                      (8,455)     (8,506)
        Sale of short-term investments                                          14,356      12,787
                                                                              --------     -------
                        Net cash provided by investing activities                5,383       3,958
                                                                              --------     -------
      CASH FLOWS FROM FINANCING ACTIVITIES:
        Restricted cash                                                           (200)         --
        Issuance of common stock - net                                              50         291
        Principal payments under capital lease obligations                         (28)        (23)
                                                                              --------     -------
                        Net cash (used in) provided by financing activities       (178)        268
                                                                              --------     -------

      NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (162)       (290)

      CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               720       1,502
                                                                              --------     -------
      CASH AND CASH EQUIVALENTS, END OF PERIOD                                $    558     $ 1,212
                                                                              --------     -------
                                                                              --------     -------



         Supplemental Disclosure of Non-Cash Investing and Financing Activities:
         During the quarter ended June 30, 1999 the company accrued unpaid preferred stock dividends of approximately $520,000, but did not incur any capital lease obligations. During the quarter ended June 30, 1998, the company accrued unpaid preferred stock dividends and capital lease obligations of approximately $494,000 and $200,000, respectively.


                       See notes to financial statements.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

NOTES TO FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation and Accounting Policies

The financial statements of IGEN International, Inc. (the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at June 30, 1999 and the Company's results of operations and cash flows for the three month periods ended June 30, 1999 and 1998. Interim period results are unaudited and are not necessarily indicative of results of operations or cash flows for a full year period. The balance sheet at March 31, 1999 was derived from audited financial statements at such date.

Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying financial statements and these notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's most recent annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.


2.  Summary of Significant Accounting Policies

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - Cash equivalents include cash in banks, and money market funds, securities of the U.S. Treasury and certificates of deposit with original maturities of three months or less.

The Company has classified its short term investments, which consist of U.S. Government Obligations and Corporate Debt-Securities, as "available for sale" which are recorded at market value. The recorded market value approximates cost.

RESTRICTED CASH - The Company has a debt service reserve of $800,000 at June 30, 1999 that is restricted in use (see Note 3). These funds are held in trust as collateral with increasing increments scheduled for each of the first six quarterly note payable due dates.

CONCENTRATION OF CREDIT RISKS - The Company has invested its excess cash generally in securities of the U.S. Treasury, money market funds, certificates of deposit and corporate bonds. The Company invests its excess cash in accordance with a policy objective that seeks to ensure both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on their terms and concentrations by type and issuer. The Company has not experienced any losses on its investments due to credit risk.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

2.  Summary of Significant Accounting Policies (continued)

INVENTORY is recorded at the lower of cost or market using the first-in, first-out method and consists of the following (in thousands):


                                     June 30, 1999                      March 31, 1999
                                     -------------                      --------------
         Finished goods               $       460                         $       461
         Work in process                    1,180                                 137
         Raw materials                        558                                 857
                                      -----------                         -----------
         Total                        $     2,198                         $     1,455
                                      -----------                         -----------
                                      -----------                         -----------



PROPERTY - Equipment, Furniture, and Improvements are carried at cost. Depreciation is computed over the estimated useful lives of the assets, generally five years, using accelerated methods.

REVENUE RECOGNITION - Product sales revenue is recorded as products are shipped. Nonrefundable license fees, and milestone payments in connection with research and development contracts or commercialization agreements with corporate partners are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Amounts received in advance of performance under contracts or commercialization agreements are recorded as deferred revenue until earned.

LOSS PER SHARE - Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"). There was no change in loss per share reported in periods prior to the adoption of SFAS 128. Loss per share computations at June 30, 1999 and 1998 follow:


                                                                                         Three Months Ended
                                                                                               June 30,
                                                                                          1999          1998
                                                                                      -----------   ------------
         Weighted average number of common shares outstanding                              15,366         15,294
                                                                                      -----------   ------------

         Net loss                                                                    $     (5,073)   $    (2,905)

         Plus accrued Series B convertible preferred stock dividend                          (520)          (494)
                                                                                      -----------   ------------
         Loss attributable to common shareholders                                     $    (5,593)   $    (3,399)
                                                                                      -----------   ------------
                                                                                      -----------   ------------
         Loss per share - basic and diluted                                           $     (0.36)  $      (0.22)
                                                                                      -----------   ------------
                                                                                      -----------   ------------



Under SFAS 128, accrued Series B preferred stock dividends are added to the net loss for the purpose of computing loss per share. Generally, dividends are payable upon conversion, maturity or redemption and the Company may periodically elect to pay dividends in stock rather than cash. Accrued dividends through June 30, 1999 have been recorded as a long-term liability in the accompanying financial statements.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

2.  Summary of Significant Accounting Policies (continued)

NEW ACCOUNTING STANDARDS

In 1997, the Financial Accounting Standards Board issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which was effective for the Company's fiscal year 1999. SFAS No. 131 redefines how operating segments are determined and requires disclosure about products, services, major customers and geographic areas. The Company operated as one business segment with a group of similar products.

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

Collateral for the debt is represented by royalty payments and rights of the Company to receive monies due pursuant to the License Agreement with Roche. Additional collateral is represented by a Restricted Cash balance of $800,000. The Restricted Cash will have increasing increments for each of the first six quarterly Note Payable Dates to a maximum of $1.7 million. Covenants within the Note Agreement include compliance with annual and quarterly Royalty Payment Coverage Ratios which are tied to royalty payments and debt service.

Costs associated with obtaining the debt financing totalling $1.4 million were deferred and are represented as a noncurrent asset on the balance sheet. These costs will be amortized over the seven year life of the Note.

4.  Litigation

ROCHE DIAGNOSTICS ("ROCHE")

On September 15, 1997, the Company filed a lawsuit in Maryland against Roche Diagnostics GmBH (then known as Boehringer Mannheim GmbH or BMG), a German company, to which the Company has licensed certain rights to develop and commercialize diagnostic products based on the Company's ORIGEN technology. BMG was acquired by F. Hoffman LaRoche during 1998 and is referred to herein as Roche. The lawsuit

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

against Roche is pending in the Southern Division of the United States District Court for the District of Maryland. The Company's dispute with Roche arises out of a 1992 License and Technology Development Agreement (the "Agreement"), pursuant to which Roche developed and launched its "Elecsys" line of diagnostic products, which is based on ORIGEN technology. The Company alleges that Roche has failed to perform certain material obligations under the Agreement, including development and commercialization of ORIGEN technology according to the contractual timetable; exploitation of the license to the extent contemplated by the parties; phase out of certain non-royalty-bearing product lines; exploitation of ORIGEN technology only within Roche's licensed fields; proper treatment of intellectual property rights regarding ORIGEN technology; maintenance of records essential to the computation of royalties; and proper computation of royalties. In its lawsuit, the Company seeks damages as well as injunctive and declaratory relief, including a judicial determination of its entitlement to terminate the Agreement. The Company voluntarily has agreed not to terminate the Agreement unless and until the Court determines its entitlement to do so.

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

In December 1998, Roche filed a counterclaim against the Company asserting five causes of action: fraud, breach of contract, tortious interference with business relations, unjust enrichment/equitable recoupment, and reformation. The Company believes that Roche's claims are unfounded. In March 1999, the Company moved to dismiss Roche's claims for fraud, tortious interference with business relations, unjust enrichment/equitable recoupment and reformation. The Company also moved the court to dismiss a portion of Roche's breach of contract claim and to strike Roche's request for punitive damages and injunctive relief. After being served with the Company's motion to dismiss, Roche dropped its complaint for contract reformation and part of its tortious interference claim. In June 1999, the court dismissed Roche's claims for fraud, tortious interference and unjust enrichment/equitable recoupment and struck down Roche's request for punitive damages and injunctive relief. The Court declined to dismiss Roche's breach of contract counterclaim at this time, so that claim will proceed. Roche filed an Amended Counterclaim on July 13, 1999, which, consistent with the Court's June 9 ruling, contains only one count (breach of contract). The Company filed an Answer to Roche's Amended Counterclaim on July 29, 1999.

This litigation against Roche may have a material adverse effect upon the Company regardless of whether the outcome is favorable or not.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

HITACHI

In December 1997, IGEN International K.K., a Japanese subsidiary of the Company, filed a lawsuit in Tokyo District Court against Hitachi Ltd. ("Hitachi"). The lawsuit seeks to enjoin Hitachi from infringing IGEN K.K.'s license registration (known in Japan as a "senyo-jisshi-ken") to prevent Hitachi from manufacturing, using or selling the Elecsys 2010 Instrument, which incorporates IGEN's patented ORIGEN technology, in Japan. Hitachi is the sole manufacturer for Roche of the Elecsys 2010 immunoassay instrument. Roche is licensed to market the Elecsys 2010 worldwide, except in Japan, to central hospital laboratories and clinical reference laboratories. The Company's ORIGEN technology is licensed in Japan to IGEN K.K. and to Eisai Company, Ltd. The lawsuit requests injunctive relief against Hitachi.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company has devoted substantially all of its resources to the research and development of its proprietary technologies, primarily the ORIGEN -Registered Trademark- technology for clinical diagnostic and life science research products. Historically, the Company's sources of revenue have consisted primarily of license or research payments pursuant to licensing or collaborative research agreements. The Company has entered into arrangements with corporate collaborators that provide for the development and marketing of certain ORIGEN-based systems. These agreements provide fees and royalties payable to the Company in exchange for licenses to produce and sell products. Going forward, the Company expects an increasing amount of its revenue to be derived from sales of its products and royalties from its corporate collaborators; however, the Company may selectively pursue additional strategic alliances which could result in additional contract revenues.

In addition to historical information, this document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to statements regarding the Company's expectations with respect to the level of anticipated royalty and revenue growth in the future, the outcome of litigation, new product plans and business prospects, the Company's plans and objectives for future operations, assumptions underlying such plans and objectives, the Company's plans and expectations with regard to the Year 2000 issues and other forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Such statements are based on management's current expectations and are subject to a number of factors, risks and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. In particular, careful consideration should be given to the cautionary statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to the risks and uncertainties detailed in the Company's Annual Report on Form 10-K for the year ended March 31, 1999 previously filed with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update these forward-looking statements.


RESULTS OF OPERATIONS

THE QUARTER IN REVIEW
The Company reported a net loss of $5.1 million ($0.36 per share) on revenues of $3.9 million for the first quarter ended June 30, 1999. This compares to a net loss of $2.9 million ($0.22 per share) on revenues of $3.7 million for the same period last year. The increase in revenue during the current quarter is attributable to royalty income increasing 37% to $3 million from $2.2 million in the prior year based on higher sales of product by corporate collaborators, particularly Roche Diagnostics. This increase was partially offset by a decrease in direct product sales by the Company to $727,000 from $1.3 million, as the Company began shifting

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


its focus to the launch of the new M-SERIES-TM- High Throughput Screening System. In August 1999, the Company commenced shipment of the production model of its M-SERIES High Throughput Screening System.

In 1992, the Company entered into a License and Technology Development Agreement with Roche. Pursuant to the Agreement, Roche launched its Elecsys product line in 1996, which is based on the Company's ORIGEN technology. The Company is involved in litigation with Roche arising out of this Agreement. One of the disputes at issue in the litigation relates to the computation of royalties to which the Company is entitled. Royalty income recorded by the Company is based on reports provided by Roche which was $2.9 million and $1.9 million, respectively, for the quarters ended June 30, 1999 and 1998.

Product costs as a percentage of product sales remained constant at 24% during the current quarter and the corresponding prior year quarter. Research and development expenses increased to $4 million during the current quarter from $3 million in the same prior year quarter due to higher personnel and development expenses associated with the M-SERIES High Throughput Screening System. Sales, marketing and administrative expenses increased to $4.4 million in the current quarter from $3.4 million last year. This increase is due primarily to costs associated with the Company's launch of the M-SERIES system and higher professional and legal fees associated with the Roche litigation.

Net interest expense increased to $447,000 for the quarter ended June 30, 1999 compared to $150,000 of net interest income in the corresponding prior year period. This was due to an increase in interest expense associated with the $30 million debt financing completed in March 1999 (see "Liquidity and Capital Resources" below).

Results of operations over the next several years is likely to fluctuate substantially from quarter to quarter as a result of differences in the timing of revenues earned from product sales, license and product development agreements, associated costs and expenses as well as the costs associated with the launch of the M-Series High Throughput Screening System.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations through the sale of Preferred and Common Stock, aggregating approximately $85 million through June 30, 1999. In March 1999, the Company completed a $30 million debt financing with John Hancock Life Insurance Company. In addition, the Company has received funds from collaborative research and licensing agreements and sales of its

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)

ORIGEN line of products. As of June 30, 1999, the Company had $28.3 million in cash, cash equivalents and short term investments. Working capital was $27.1 million at June 30, 1999.

Net cash used in operating activities was $5.4 million for the three months ended June 30, 1999, as compared to $4.5 million for the corresponding prior year period. This increase in net cash used was due primarily to the higher net loss incurred during the current quarter.

The Company used approximately $518,000 and $323,000 of net cash for investing activities, exclusive of short-term investment transactions used to provide cash for operations, which substantially related to the acquisition of laboratory equipment, furniture and leasehold improvements during the three months ended June 30, 1999 and 1998, respectively. During the quarter ended June 30, 1998, the Company financed approximately $200,000 of these capital expenditures through long-term third-party financing. The Company believes material commitments for capital expenditures may be required in a variety of areas, such as product development programs. The Company has not, at this time, made commitments for any such capital expenditures or secured additional sources to fund such commitments.

The Company has no reason to believe that the existence of the Roche litigation is having a material adverse effect on Roche's sales pursuant to the Agreement or that a negative result for the Company in the Roche litigation would have a material adverse effect on Roche's sales, although there can be no assurance that the litigation or its outcome would not have such an effect. As it now stands, Roche has the right to continue to market its Elecsys products to central hospital laboratories and clinical reference laboratories during the term of the Agreement unless and until the Company is determined to have the right to terminate the Agreement and then determines to terminate the Agreement. If the Company elects to terminate the Agreement, it would have a material adverse effect on the Company's royalty revenue from license sales unless and until the Company entered into a strategic partnership with another company that is able to develop and commercialize diagnostic instruments for central hospital laboratories and clinical reference laboratories. There can be no assurance, if the Company decided to terminate the Agreement, that the Company would be able to enter into such a strategic partnership on terms favorable to the Company.

The Company does not expect that failure to prevail in the Hitachi litigation by itself would have a material adverse effect on the Company's revenue or sales, since Hitachi would continue to manufacture Roche instruments and the Company would continue to earn royalties in connection therewith. There can be no assurance that the Hitachi litigation would not have a material adverse effect on the Company's intellectual property, regardless of whether the outcome of the litigation is favorable or not. Success by the Company in the Hitachi litigation could have a material adverse effect on the Company's royalty revenues from sales of Elecsys products to the extent that Roche's sales of Elecsys instruments are hindered because it needs to find a new manufacturer for its instruments or make arrangements to have Hitachi manufacture the instruments outside of Japan.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company has incurred and expects to incur substantial additional research and development expenses, manufacturing costs and marketing and distribution expenses as well as costs related to the Roche litigation in the future. It is the Company's intention to selectively seek additional collaborative or license agreements with suitable corporate collaborators, although there can be no assurance the Company will be able to enter into such agreements or that amounts received under such agreements will reduce substantially the Company's funding requirements. Additional equity or debt financing may be required, but there can be no assurance that these funds will be available on favorable terms, if at all.

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

The Company has conducted a review of its systems to identify those areas that could be affected by the Y2K problem and has established a program to address Y2K issues. The Company is installing a Y2K compliant Enterprise Resource Planning ("ERP") computer system, which will perform substantially all of the central data processing tasks of the Company. The Company is installing this system in order to fully integrate its financial systems with its manufacturing and distribution systems and provide for the growth of its business and not as a concern about the Y2K problem. The Company has completed installation of the financial systems. While existing manufacturing and distribution systems are Y2K compliant, the new manufacturing and distibution installations are planned for completion during the fourth calendar quarter of 1999.

Most of the Company's other information technology systems, including desktop computers, server computer equipment and installed commercial application software, are relatively new and have been designed with the Y2K issue in mind. The Company has completed testing of these information technology systems that are material to the Company's business. To the extent that these systems were not found to be Y2K compliant, the Company believes that any material issues can be resolved by installing commercially available upgrades and is in the process of doing so.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

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

The Company has identified critical providers of information, goods and services ("Suppliers") in order to assess their Y2K compliance and has sent questionnaires to such critical Suppliers. Although the Company cannot control the response time of Suppliers to its surveys, the Company has assessed survey responses received through June 1999 and confirmed Y2K readiness of selected Suppliers. Additional open responses continue to be monitored and the Company hopes to have confirmed Year 2000 readiness by September 30, 1999. The Company does not intend to contact entities that are not critical and cannot guarantee that such entities will be Y2K compliant. There can be no assurance that the Company's Suppliers are, or will be, Y2K compliant or that a failure of timely Y2K compliance on the part of the Suppliers would not have a material adverse effect on the Company.

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

At the current time, the Company anticipates that its critical information and non-information technology systems will be Y2K compliant in all material respects before January 1, 2000. The Company does not expect, in view of its Y2K readiness efforts and diversity of its suppliers and customers, the occurrence of Y2K failures to have a material adverse effect on the financial position or results of operations of the Company, however there can be no assurance of complete Y2K compliance.

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

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ending June 30, 1999 does not differ materially from that discussed under Item 7A. of the Company's Annual Report on Form 10-K for the year ended March 31, 1999.



PART II           OTHER INFORMATION
-------           -----------------

Item 1:           Legal Proceedings

                  The information required under this item is incorporated herein by reference to Part I, Item 1 - Notes to Financial Statements.

Item 6:           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits

                           11.1 Statements regarding computation of per share earnings for the three months ended June 30, 1999 and 1998.

                           27.1     Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            IGEN International, Inc.



Date: August 13, 1999      /s/ George V. Migausky
      ------------------   -----------------------------------------------------
                           George V. Migausky
                           Vice President of Finance and Chief Financial Officer
                           (On behalf of the Registrant and as Principal
                           Financial Officer)

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                  EXHIBIT INDEX




Exhibit Number                  Description
--------------                  -----------
11.1                            Computation of per share data

27.                             Financial Data Schedule
