Form 10-Q
period 1999-09-30
IGEN INTERNATIONAL INC /DE
filed 1999-11-12
CIK 916304

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999
                                               -------------------
                         Commission File Number 0-23252
                                               --------------------

                            IGEN INTERNATIONAL, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 94-2852543
-------------------------------------------------------------------------------
    (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                  Identification No.)


                16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD  20877
     --------------------------------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

                                  301-984-8000
   ----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    -----    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at November 5, 1999
               -----                            -------------------------------
     Common Stock, $0.001 par value                       15,416,834

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX



                                                                                                                  PAGE
                                                                                                                  ----

PART I   FINANCIAL INFORMATION

Item 1:           FINANCIAL STATEMENTS

                  Consolidated Balance Sheets - September 30, 1999 and March 31, 1999                              3

                  Consolidated Statements of Operations - For the three and six months ended
                  September 30, 1999 and 1998                                                                      4

                  Consolidated Statements of Cash Flows - For the six months ended
                  September 30, 1999 and 1998                                                                      5

                  Notes to Financial Statements                                                                    6

Item 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                             12

Item 3:           QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK                                                                                            18

PART II  OTHER INFORMATION

Item 1:           LEGAL PROCEEDINGS                                                                               19

Item 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                             19

Item 6:           EXHIBITS AND REPORTS ON FORM 8-K                                                                20

SIGNATURES                                                                                                        21


                            IGEN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                           September 30,              March 31,
                                                                                               1999                      1999
                                                                                           -------------              ----------
                                                                                            (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                     $  1,511                $    720
Short term investments                                                                          20,998                  33,654
Accounts receivable, net                                                                         4,477                   3,252
Inventory                                                                                        2,084                   1,455
Other current assets                                                                             1,480                     775
                                                                                              --------                --------
   Total current assets                                                                         30,550                  39,856
                                                                                              --------                --------
EQUIPMENT, FURNITURE AND IMPROVEMENTS                                                           10,046                   9,025
Accumulated depreciation and amortization                                                       (5,725)                 (5,397)
                                                                                              --------                --------
   Equipment, furniture and improvements, net                                                    4,321                   3,628
                                                                                              --------                --------
NONCURRENT ASSETS:
Deferred debt issuance costs                                                                     1,240                   1,361
Restricted cash                                                                                  1,000                     600
Other                                                                                              355                     378
                                                                                              --------                --------
   Total noncurrent assets                                                                       2,595                   2,339
                                                                                              --------                --------
TOTAL                                                                                         $ 37,466                $ 45,823
                                                                                              ========                ========
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                         $  7,066                $  4,924
Deferred revenue                                                                                 2,121                   2,488
Obligations under capital leases                                                                   103                     117
                                                                                              --------                --------
   Total current liabilities                                                                     9,290                   7,529
                                                                                              --------                --------
NONCURRENT LIABLITIES:
Note payable                                                                                    30,000                  30,000
Convertible preferred stock dividend payable                                                     3,567                   2,521
Obligations under capital leases                                                                   139                     183
                                                                                              --------                --------
   Total noncurrent liabilities                                                                 33,706                  32,704
                                                                                              --------                --------
COMMITMENTS AND CONTINGENCIES                                                                       --                      --
                                                                                              --------                --------
STOCKHOLDERS' (DEFICIT) EQUITY:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in Series: Series A, 600,000 shares designated, none issued; Series B,
25,000 shares issued and outstanding - liquidation value of $25,000,000 plus
accrued and unpaid dividends                                                                         1                       1
Common stock: $.001 par value, 50,000,000 shares authorized: 15,405,000 and
15,361,400 shares issued and outstanding                                                            15                      15
Additional paid-in capital                                                                      86,854                  87,413
Accumulated deficit                                                                            (92,400)                (81,839)
                                                                                              --------                --------
   Total stockholders' (deficit) equity                                                         (5,530)                  5,590
                                                                                              --------                --------
TOTAL                                                                                         $ 37,466                $ 45,823
                                                                                              ========                ========



                       See notes to financial statements.

                            IGEN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED



                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                                              1999                1998               1999             1998
                                                              ----                ----               ----             ----
REVENUES:
    Royalty income                                    $             2,572   $         1,912    $       5,617     $       4,138
    Product sales                                                   1,950             1,091            2,678             2,347
    License fees and contract revenue                                 300               100              450               305
                                                      -------------------   ---------------    -------------     -------------
                                                                    4,822             3,103            8,745             6,790
                                                      -------------------   ---------------    -------------     -------------
OPERATING COSTS AND EXPENSES:

    Product costs                                                     682               317              858               618
    Research and development                                        4,328             3,413            8,348             6,436
    Marketing, general and administrative                           4,903             3,050            9,255             6,468
                                                      -------------------   ---------------    -------------     -------------
                                                                    9,913             6,780           18,461            13,522
                                                      -------------------   ---------------    -------------     -------------
LOSS FROM OPERATIONS                                               (5,091)           (3,677)          (9,716)           (6,732)

INTEREST (EXPENSE) INCOME - NET                                      (398)              262             (845)              412
                                                      -------------------   ---------------    -------------     -------------


NET LOSS                                              $            (5,489)  $        (3,415)   $     (10,561)    $      (6,320)
                                                      ===================   ===============    =============     =============-

BASIC AND DILUTED NET LOSS PER SHARE                  $             (0.39)  $         (0.25)   $       (0.75)    $       (0.48)
                                                      ===================    ==============    =============     =============

SHARES USED IN COMPUTING NET LOSS
    PER SHARE                                                      15,388            15,315           15,377            15,296
                                                      ===================    ==============    =============     =============







                       See notes to financial statements.

                            IGEN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED



                                                                                            SIX MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                       1999                     1998
                                                                                    ----------               -----------
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                        $(10,561)               $ (6,320)
      Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                     843                     586
        Deferred revenue                                                                 (367)                 (1,333)
        Add (deduct) items not affecting cash:
          Increase in accounts receivable                                              (1,225)                 (1,202)
          Increase in inventory                                                          (629)                     (4)
          Increase in other current assets                                               (705)                    (66)
          Increase (decrease) in accounts payable and accrued expenses                  2,142                    (316)
          Decrease in other noncurrent assets                                              23                      14
                                                                                     --------                --------
                     Net cash used in operating activities                            (10,479)                 (8,641)
                                                                                     --------                --------
   CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for equipment, furniture and improvements                            (1,415)                   (815)
     Purchase of short-term investments                                               (11,846)                (12,215)
     Sale of short-term investments                                                    24,502                  20,792
                                                                                     --------                --------
                     Net cash provided by investing activitie                          11,241                   7,762
                                                                                     --------                --------
   CASH FLOWS FROM FINANCING ACTIVITIES:
     Restricted cash                                                                     (400)                   --
     Issuance of common stock -- net                                                      487                     330
     Principal payments under capital lease obligations                                   (58)                    (71)
                                                                                     --------                --------
                     Net cash provided by financing activities                             29                     259
                                                                                     --------                --------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   791                    (620)
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         720                   1,502
                                                                                     --------                --------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  1,511                $    882
                                                                                     ========                ========




SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

DURING THE SIX MONTHS ENDED SEPTEMBER 30, 1999 THE COMPANY ACCRUED UNPAID PREFERRED STOCK DIVIDENDS OF APPROXIMATELY $1 MILLION. DURING THE SIX MONTHS ENDED SEPTEMBER 30, 1998, THE COMPANY ACCRUED UNPAID PREFERRED STOCK DIVIDENDS AND CAPITAL LEASE OBLIGATIONS OF APPROXIMATELY $1 MILLION AND $200,000, RESPECTIVELY.

                       See notes to financial statements.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation and Accounting Policies

The financial statements of IGEN International, Inc. (the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at September 30, 1999 and the Company's results of operations for the three and six month periods ended September 30, 1999 and 1998 and cash flows for the same six month periods. Interim period results are unaudited and are not necessarily indicative of results of operations or cash flows for a full year period. The balance sheet at March 31, 1999 was derived from audited financial statements at such date.

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

RESTRICTED CASH - The Company has a debt service reserve of $1 million at September 30, 1999 that is restricted in use (see Note 3). These funds are held in trust as collateral with increasing increments scheduled for each of the first six quarterly note payable due dates.

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

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

2.  Summary of Significant Accounting Policies (continued)

INVENTORY is recorded at the lower of cost or market using the first-in, first-out method and consists of the following (in thousands):



                          September 30, 1999                 March 31, 1999
                          ------------------                 --------------
Finished goods                    $  643                          $  461
Work in process                      762                             137
Raw materials                        679                             857
                                  ------                          ------
Total                             $2,084                          $1,455
                                  ======                          ======




PROPERTY - Equipment, furniture and improvements are carried at cost. Depreciation is computed over the estimated useful lives of the assets, generally five years, using accelerated methods.

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

LOSS PER SHARE - Loss per share computations at September 30, 1999 and 1998 follow (in thousands, except per share data):



                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                        1999                 1998              1999                   1998
                                                   --------------     ---------------     --------------          ----------
Weighted average number of common shares
outstanding                                           15,388               15,315               15,377               15,296
                                                    --------             --------             --------             --------
Net loss                                            $ (5,489)            $ (3,415)            $(10,561)            $ (6,320)

Plus accrued Series B convertible
preferred stock dividend                                (526)                (478)              (1,046)                (972)
                                                    --------             --------             --------             --------
Loss attributable to common shareholders            $ (6,015)            $ (3,893)            $(11,607)            $ (7,292)
                                                    ========             ========             ========             ========
Loss per share - basic and diluted                  $  (0.39)            $  (0.25)            $  (0.75)            $  (0.48)
                                                    ========             ========             ========             ========


                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

2.  Summary of Significant Accounting Policies (continued)

Under Statement of Financial Accounting Standard No. 128 "Earnings per Share", accrued Series B preferred stock dividends are added to the net loss for the purpose of computing loss per share. Generally, dividends are payable upon conversion, maturity or redemption and the Company may periodically elect to pay dividends in stock rather than cash. Accrued dividends through September 30, 1999 have been recorded as a long-term liability in the accompanying financial statements.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 is effective for years beginning after June 15, 2000 and requires the recognition of all derivatives at fair value as either assets or liabilities in the statement of financial position. The Company does not believe that adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

3. Note Payable

In March 1999, the Company entered into a debt financing with John Hancock Mutual Life Insurance Company under a Note Purchase Agreement ("Note") from which the Company received $30 million. The seven year, 8.5% Senior Secured Notes mature in 2006 with quarterly interest only payments of $637,500 through September 2000. Beginning December 2000, principal and interest installments of $1.7 million will be due quarterly through March 2006.

Collateral for the debt is represented by royalty payments and rights of the Company to receive monies due pursuant to the License Agreement with Roche. Additional collateral is represented by a Restricted Cash balance of $1 million. The Company is required to make quarterly deposits to a Restricted Cash account, for the life of the Note, in increasing increments for each of the first six quarterly Note Payable Dates beginning with the quarter end June 30, 1999, to a maximum of $1.7 million. Covenants within the Note Agreement include compliance with annual and quarterly Royalty Payment Coverage Ratios which are tied to royalty payments and debt service.

Costs associated with obtaining the debt financing totaling $1.4 million were deferred and are represented as a noncurrent asset on the balance sheet. These costs will be amortized over the seven year life of the Note.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

4. Litigation

ROCHE DIAGNOSTICS ("ROCHE")

On September 15, 1997, the Company filed a lawsuit in Maryland against Roche Diagnostics GmBH (then known as Boehringer Mannheim GmbH or BMG), a German company, to which the Company has licensed certain rights to develop and commercialize diagnostic products based on the Company's ORIGEN technology. BMG was acquired by F. Hoffman LaRoche during 1998 and is referred to herein as Roche. The lawsuit against Roche is pending in the Southern Division of the United States District Court for the District of Maryland. The Company's dispute with Roche arises out of a 1992 License and Technology Development Agreement (the "Agreement"), pursuant to which Roche developed and launched its "Elecsys" line of diagnostic products, which is based on ORIGEN technology. The Company alleges that Roche has failed to perform certain material obligations under the Agreement, including development and commercialization of ORIGEN technology according to the contractual timetable; exploitation of the license to the extent contemplated by the parties; phase out of certain non-royalty-bearing product lines; exploitation of ORIGEN technology only within Roche's licensed fields; proper treatment of intellectual property rights regarding ORIGEN technology; maintenance of records essential to the computation of royalties; and proper computation of royalties. In its lawsuit, the Company seeks damages as well as injunctive and declaratory relief, including a judicial determination of its entitlement to terminate the Agreement. The Company voluntarily has agreed not to terminate the Agreement unless and until the Court determines its entitlement to do so.

During 1998, the Company filed a motion for preliminary injunction in its Maryland lawsuit against Roche. In that motion, the Company requested that the court enjoin Roche from marketing, selling, or distributing its Elecsys products outside of Roche's licensed field of use. The Agreement granted Roche rights to develop and commercialize diagnostic systems based on the Company's ORIGEN technology for use in centralized hospital laboratories, clinical reference laboratories and bloodbanks only. The Company retains the rights to exploit its ORIGEN technology in all other clinical diagnostic markets. The Company learned that Roche was marketing Elecsys products outside of its licensed field of use and therefore asked the court to enjoin Roche from selling outside of its licensed field and, in particular, to physicians' offices and physicians' office laboratories. The Company also sought additional relief, including an order requiring Roche to refer all customers outside of Roche's licensed field to the Company for future reagent supply needs and to place all revenues derived from unauthorized sales in escrow pending the outcome of the litigation. The Court granted IGEN's motion in July 1998 and issued a preliminary injunction in October 1998. Roche has appealed the preliminary injunction, which is still pending.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

In December 1998, Roche filed a counterclaim against the Company asserting five causes of action: fraud, breach of contract, tortious interference with business relations, unjust enrichment/equitable recoupment, and reformation. The Company believes that Roche's claims are unfounded. In March 1999, the Company moved to dismiss Roche's claims for fraud, tortious interference with business relations, unjust enrichment/equitable recoupment and reformation. The Company also moved the court to dismiss a portion of Roche's breach of contract claim and to strike Roche's request for punitive damages and injunctive relief. After being served with the Company's motion to dismiss, Roche dropped its complaint for contract reformation and part of its tortious interference claim. In June 1999, the Court dismissed Roche's claims for fraud, tortious interference, and unjust enrichment/equitable recoupment and struck down Roche's request for punitive damages and injunctive relief. The Court declined to dismiss Roche's breach of contract counterclaim at that time, so that claim will proceed. Roche filed an Amended Counterclaim on July 13, 1999, which, consistent with the Court's June 9 ruling, contains only one count (breach of contract). The Company filed an Answer to Roche's Amended Counterclaim on July 29, 1999.

The Company recently received notice from Roche that royalty payments due to the Company are now being reduced through an additional deduction from sales on which the royalty is based. The Company has notified Roche that it objects to this latest calculation which it does not believe is in accordance with the Agreement. The financial impact of this adjustment for the current quarter was to lower royalties by approximately $600,000. Additionally, Roche has also claimed that the Company owes Roche $2.6 million in royalties previously paid to the Company as a result of a retroactive application of this additional deduction back to 1997. Roche has agreed, however, not to seek to collect this retroactive deduction pending ongoing settlement discussions between the Company and Roche. The Company believes the deduction and its retroactive application are not in accordance with the Agreement, that it has meritorious defenses and intends to vigorously oppose these claims.

This litigation against Roche may have a material adverse effect upon the Company regardless of whether the outcome is favorable or not.

In June 1998, a subsidiary of Ares-Serono ("Serono") filed a patent infringement claim against IGEN, Roche and Organon Teknika in the U.S. District Court in Delaware. The action claims that Serono's patent "A Method of Assay Employing a Magnetic Electrode" is being infringed by IGEN. Recently, the patent was acquired by F. Hoffman LaRoche International, Ltd., who is continuing to assert the infringement claim. The Company does not believe it infrings the patent and intends to continue to vigorously defend the claim.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

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

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company has devoted substantially all of its resources to the research and development of its proprietary technologies, primarily the ORIGEN-Registered Trademark- technology for clinical diagnostic and life science research products. Historically, the Company's sources of revenue have consisted primarily of license or research payments pursuant to licensing or collaborative research agreements. The Company has entered into arrangements with corporate collaborators that provide for the development and marketing of certain ORIGEN-based systems. These agreements provide fees and royalties payable to the Company in exchange for licenses to produce and sell products. The Company currently derives most of its revenue from sales of its products and royalties from its corporate collaborators; however, the Company may selectively pursue additional strategic alliances which could result in additional license fees or contract revenues.

In addition to historical information, this document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to statements regarding the Company's expectations with respect to the level of anticipated royalty and revenue growth, the outcome of litigation, new product plans and business prospects, the Company's plans and objectives for future operations, assumptions underlying such plans and objectives, the Company's plans and expectations with respect to the Year 2000 issues and other forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Such statements are based on management's current expectations and are subject to a number of factors, risks and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. In particular, careful consideration should be given to the cautionary statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to the risks and uncertainties detailed in the Company's Annual Report on Form 10-K for the year ended March 31, 1999 previously filed with the Securities and Exchange Commission. The Company disclaims any intent or obligation to continually update these forward-looking statements.

RESULTS OF OPERATIONS

THE QUARTER AND SIX MONTHS IN REVIEW

The Company reported a net loss of $5.5 million ($0.39 per share) on revenues of $4.8 million for the second quarter ended September 30, 1999. This compares to a net loss of $3.4 million ($0.25 per share) on revenue of $3.1 million for the same period last year. For the six months ended September 30, 1999, the Company reported a net loss of $10.6 million ($0.75 per share) on revenue of $8.7 million. This compares with a net loss of $6.3 million ($0.48 per share) on revenue of $6.8 million for the same prior year period.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue increased $1.7 million (55%) to $4.8 million for the current quarter and increased $1.9 million (28%) to $8.7 million for the six months ended September 30, 1999 when compared to the same prior year periods. The current quarter increase was attributable to new product sales associated with the launch of the M-Series Screening System, which commenced shipping in August 1999, and higher royalty income. The revenue increase for the six month period in 1999 was primarily due to a $1.5 million (37%) increase in royalty income to $5.6 million.

In 1992, the Company entered into a License and Technology Development Agreement ("Agreement") with Roche. Pursuant to the Agreement, Roche launched its Elecsys product line in 1996, which is based on the Company's ORIGEN technology. The Company is involved in litigation with Roche arising out of this Agreement. Among the disputes at issue in the litigation is how sales and royalties are computed, as well as, improper record-keeping by Roche. Royalty income recorded by the Company is based on reports provided by Roche, which was $5.1 million and $3.7 million, respectively, for the six months ended September 30, 1999 and 1998 and $2.2 million and $1.8 million, respectively, for the three months ended September 30, 1999 and 1998. The Company recently received notice from Roche that royalty payments due to the Company are now being reduced through an additional deduction from sales on which the royalty is based. The Company has notified Roche that it objects to this latest calculation which it does not believe is in accordance with the Agreement. The financial impact of this adjustment for the current quarter was to lower royalties by approximately $600,000.

Additionally, Roche has also claimed that the Company owes Roche $2.6 million in royalties previously paid to the Company as a result of a retroactive application of this additional deduction back to 1997. Roche has agreed, however, not to seek to collect this retroactive deduction pending ongoing settlement discussions between the Company and Roche. The Company believes the deduction and its retroactive application are not in accordance with the Agreement, that it has meritorious defenses and intends to vigorously oppose these claims. Although the Company cannot predict what amount Roche will deduct in future quarters under this additional deduction, the Company believes that it is likely that Roche will continue to take a comparable deduction in future periods.

Product costs as a percentage of product sales increased to 35% and 32%, respectively, for the quarter and six months ended September 30, 1999 compared to 29% and 26%, respectively, for the quarter and six months ended September 30, 1998. These increases were the result of production costs associated with the new M-Series product line which commenced shipping in August, 1999.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Research and development expenses increased to $4.3 million and $8.3 million, respectively, for the quarter and six months ended September 30, 1999, from $3.4 million and $6.4 million, respectively, for the same prior year periods. These increases were due to higher personnel and development costs associated with the M-Series System. Sales, marketing and administrative expenses increased to $4.9 million and $9.3 million, respectively, for the quarter and first six months of the current year, from $3.1 million and $6.5 million, respectively, for the same periods last year. These increases were due primarily to higher costs associated with the Roche litigation as well as increases in sales and marketing expenses associated with the Company's launch of the M-Series System.

Net interest expense increased approximately $660,000 and $1.3 million, respectively, for the second quarter and first six months of the current year when compared to the same prior year periods. This was due primarily to an increase in interest expense associated with the $30 million debt financing completed in March 1999. See "Liquidity and Capital Resources" below.

Results of operations in the future are likely to fluctuate substantially from quarter to quarter as a result of differences in the timing of revenues earned from product sales, new product launches, license and product development agreements, associated costs and expenses, as well as costs associated with the launch of the M-SERIES System and litigation related costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations through the sale of Preferred and Common Stock, aggregating approximately $85 million through September 30, 1999. In March 1999, the Company completed a $30 million debt financing with John Hancock Life Insurance Company. In addition, the Company has received funds from collaborative research and licensing agreements and sales of its ORIGEN line of products. As of September 30, 1999, the Company had $22.5 million in cash, cash equivalents and short term investments. Working capital was $21.3 million at September 30, 1999.

Net cash used in operating activities was $10.5 million for the six months ended September 30, 1999, as compared to $8.6 million for the corresponding prior year period. This increase in net cash used was due primarily to the higher net loss incurred during the current period.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)

The Company used approximately $1.4 million and $815,000 of net cash for investing activities, exclusive of short-term investment transactions used to provide cash for operations, which substantially related to the acquisition of laboratory equipment, furniture and leasehold improvements during the six months ended September 30, 1999 and 1998, respectively. During the six months ended September 30, 1998, the Company financed approximately $200,000 of these capital expenditures through long-term third-party financing. The Company believes material commitments for capital expenditures may be required in a variety of areas, such as product development programs. The Company has not, at this time, made commitments for any such capital expenditures or secured additional sources to fund such commitments.

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

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)

The Company has incurred and expects to incur substantial additional research and development expenses, manufacturing costs and marketing and distribution expenses for the M-Series and other products as well as costs related to the on-going Roche litigation. It is the Company's intention to selectively seek additional collaborative or license agreements with suitable corporate collaborators, although there can be no assurance the Company will be able to enter into such agreements or that amounts received under such agreements will reduce substantially the Company's funding requirements. Additional equity or debt financing may be required, but there can be no assurance that these funds will be available on favorable terms, if at all.

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

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Most of the Company's other information technology systems, including desktop computers, R&D equipment, server computer equipment and installed commercial application software, are relatively new and have been designed with the Y2K issue in mind. The Company has completed testing of these information technology systems that are material to the Company's business. To the extent that these systems were found not to be Y2K compliant, the Company believes that any material issues can be resolved by installing commercially available upgrades and is in the process of doing so.

In addition to reviewing its systems, the Company has also considered the impact of the Y2K issue on products that it manufactures and on products manufactured by collaborators using the Company's technology. In all material respects, products manufactured by the Company are Y2K compliant. The Company is aware that certain products manufactured by collaborators using the Company's technology may utilize calendar dates. Where known, the Company has contacted collaborators to ascertain their awareness of the problem and their plans to address the Y2K issue. Roche has indicated to the Company that its Elecsys products are currently Y2K compliant or can be made Y2K compliant with a currently available software upgrade.

The Company has identified critical providers of information, goods and services ("Suppliers") in order to assess their Y2K compliance and has sent questionnaires to such critical Suppliers. Although the Company cannot control the response time of Suppliers to its surveys, the Company has assessed survey responses received through September 1999 and confirmed Y2K readiness of selected Suppliers. Additional open responses continue to be monitored. The Company has not identified critical Suppliers that are not Y2K compliant. The Company does not intend to contact entities that are not critical and cannot guarantee that such entities will be Y2K compliant. There can be no assurance that the Company's Suppliers are, or will be, Y2K compliant or that a failure of timely Y2K compliance on the part of the Suppliers would not have a material adverse effect on the Company.

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

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

Contingency plans for information technology systems generally anticipate use of standard, non-customized replacement modules in the event of contingencies. Work with major collaborators and vendors to date has indicated a high awareness of the issues and plans to address them. Alternative vendors are available for most major supplies and raw materials. Nonetheless, it is not possible for the Company to fully assess the likelihood or magnitude of consequences from vendor or collaborator Y2K compliance issues. While there are no indications of major revenue disruptions from actions of such third parties, there can be no assurance at this time as to the future impacts of Y2K actions or inactions by collaborators or vendors.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three and six months ended September 30, 1999 does not differ materially from that discussed under Item 7A. of the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

PART II           OTHER INFORMATION

Item 1:           Legal Proceedings

                  The information required under this item is incorporated herein by reference to Note 4 in Part I, Item 1 - Notes to Financial Statements.

Item 4:           Submission of Matters to a Vote of Security Holders

                  (a) The Annual Meeting of Shareholders of IGEN International, Inc. was held on September 15, 1999.
                  (b) Samuel J. Wohlstadter and William J. O'Neill were elected to the Board of Directors at the Annual Meeting. The directors of the Company whose term of office as directors continued after the meeting are Richard J. Massey, Edward B. Lurier and Robert Salsmans.
                  (c) The matters voted upon at the meeting and the voting of shareholders with respect thereto are as follows:
                           The election of each of Samuel J. Wohlstadter and William J. O'Neill to the Board of Directors to hold office for a three-year term and until his successor is elected and has qualified, or until such director's earlier death, resignation or removal. The voting results, with approximately 14.5 million (95%) of the shares voting, were as follows:



                            Wohlstadter                         O'Neill
                           ------------                         -------
                   For:        14,489,869                     14,501,219
                   Withheld:       49,077                         37,727
                   Abstain:             0                              0



                           The ratification of the selection of Deloitte & Touche LLP as independent auditors of the Company for its fiscal year ended March 31, 2000. The voting results were as follows:


                                      For:        14,506,057
                                      Withheld:       13,747
                                      Abstain:        19,142


                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

Item 6:           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits

                           27  Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      IGEN International, Inc.

Date: November 12, 1999                    /s/George V. Migausky
      -----------------                    ------------------------------------
                                           George V. Migausky
                                           Vice President of Finance and Chief
                                           Financial Officer
                                           (On behalf of the Registrant and as
                                           Principal Financial Officer)

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                  EXHIBIT INDEX


Exhibit Number                                       Description
--------------                                       ------------
27                                                   Financial Data Schedule