Form 10-Q
period 1999-12-31
IGEN INTERNATIONAL INC /DE
filed 2000-02-14
CIK 916304

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended DECEMBER 31, 1999
                                              -------------------

                         Commission File Number 0-23252
                                               ----------

                            IGEN INTERNATIONAL, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      94-2852543
 ----------------------------                   ----------------------------
 (State or other jurisdiction                            (IRS Employer
of incorporation or organization)                      Identification No.)



                 16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD 20877
             -----------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                  301-869-9800
             -----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes X                    No
                            ---                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                        OUTSTANDING AT FEBRUARY 4, 2000
                -----                        -------------------------------
    Common Stock, $0.001 par value                      15,458,100

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                      INDEX

                                                                                                                   PAGE
                                                                                                                   ----
PART I   FINANCIAL INFORMATION
------------------------------

Item 1:           FINANCIAL STATEMENTS

                  Consolidated Balance Sheets - December 31, 1999 and March 31, 1999                               3

                  Consolidated Statements of Operations - For the three and nine months ended
                  December 31, 1999 and 1998                                                                       4

                  Consolidated Statements of Cash Flows - For the nine months ended
                  December 31, 1999 and 1998                                                                       5

                  Notes to Financial Statements                                                                    6

Item 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                              12

Item 3:           QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK                                                                                             16

PART II  OTHER INFORMATION
--------------------------
Item 1:           LEGAL PROCEEDINGS                                                                                17

Item 6:           EXHIBITS AND REPORTS ON FORM 8-K                                                                 17

SIGNATURES                                                                                                         18


                            IGEN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    DECEMBER 31, 1999      MARCH 31, 1999
                                                                                    -----------------      --------------
ASSETS                                                                                 (Unaudited)
------
CURRENT ASSETS:
Cash and cash equivalents                                                                    $    1,974        $      720
Short term investments                                                                           12,006            33,654
Accounts receivable, net                                                                          5,247             3,252
Inventory                                                                                         2,646             1,455
Other current assets                                                                              1,294               775
                                                                                             ----------        ----------
   Total current assets                                                                          23,167            39,856
                                                                                             ----------        ----------

EQUIPMENT, FURNITURE, AND IMPROVEMENTS                                                           11,833             9,025
Accumulated depreciation and amortization                                                        (6,294)           (5,397)
                                                                                             ----------        ----------
   Equipment, furniture, and improvements, net                                                    5,539             3,628
                                                                                             ----------        ----------

NONCURRENT ASSETS:
Deferred debt issuance costs                                                                      1,257             1,361
Restricted cash                                                                                   1,200               600
Other                                                                                               348               378
                                                                                             ----------        ----------
   Total noncurrent assets                                                                        2,805             2,339
                                                                                             ----------        ----------

TOTAL                                                                                        $   31,511        $   45,823
                                                                                             ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Accounts payable and accrued expenses                                                        $    7,090        $    4,924
Deferred revenue                                                                                  1,947             2,488
Obligations under capital leases                                                                     83               117
                                                                                             ----------        ----------
   Total current liabilities                                                                      9,120             7,529
                                                                                             ----------        ----------

NONCURRENT LIABLITIES:

Note payable                                                                                     30,000            30,000
Convertible preferred stock dividend payable                                                      4,094             2,521
Obligations under capital leases                                                                    122               183
                                                                                             ----------        ----------
   Total noncurrent liabilities                                                                  34,216            32,704
                                                                                             ----------        ----------

COMMITMENTS AND CONTINGENCIES                                                                         -                 -
                                                                                             ----------        ----------


STOCKHOLDERS' EQUITY:

Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in Series: Series A, 600,000 shares designated, none issued; Series B,
25,000 shares issued and outstanding - liquidation value of $25,000,000
plus accrued and unpaid dividends                                                                     1                 1
Common stock: $.001 par value, 50,000,000 shares authorized: 15,408,900 and
15,361,400 shares issued and outstanding                                                             15                15
Additional paid-in capital                                                                       86,342            87,413
Accumulated deficit                                                                             (98,183)          (81,839)
                                                                                             ----------        ----------
   Total stockholders' equity                                                                   (11,825)            5,590
                                                                                             ----------        ----------

TOTAL                                                                                        $   31,511        $   45,823
                                                                                             ==========        ==========


                       See notes to financial statements.

                            IGEN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                         DECEMBER 31,                         DECEMBER 31,
                                                                   1999               1998              1999              1998
                                                                   ----               ----              ----              ----
        REVENUE:
            Royalty income                                $         3,204    $         2,561   $       8,821     $       6,699
            Product sales                                           2,363              1,427           5,041             3,774
            License fees and contract revenue                         150                205             600               510
                                                          ---------------    ---------------   -------------     -------------
                                                                    5,717              4,193          14,462            10,983
                                                          ---------------    ---------------   -------------     -------------
        OPERATING COSTS AND EXPENSES:
            Product costs                                             666                358           1,524               977
            Research and development                                4,763              3,798          13,112            10,234
            Marketing, general and administrative                   5,601              3,451          14,855             9,919
                                                          ---------------    ---------------   -------------     -------------
                                                                   11,030              7,607          29,491            21,130
                                                          ---------------    ---------------   -------------     -------------
        LOSS FROM OPERATIONS                                       (5,313)            (3,414)        (15,029)          (10,147)

        INTEREST (EXPENSE) INCOME - NET                              (469)               172          (1,314)              585
                                                          ---------------    ----------------  -------------     -------------


        NET LOSS                                          $        (5,782)   $        (3,242)  $     (16,343)    $      (9,562)
                                                          ===============    ===============   =============     =============

        BASIC AND DILUTED NET LOSS PER SHARE              $         (0.41)   $         (0.24)  $       (1.16)    $       (0.72)
                                                          ===============    ===============   =============     =============

        SHARES USED IN COMPUTING NET LOSS
            PER SHARE                                              15,406             15,322          15,387            15,306
                                                          ===============    ===============   =============     =============


                       See notes to financial statements.

                            IGEN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                               NINE MONTHS ENDED
                                                                                                  DECEMBER 31,

                                                                                           1999                 1998
                                                                                     ----------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $(16,343)              $ (9,562)
Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                    1,291                    891
        Deferred revenue                                                                  (541)                (1,453)
        Add (deduct) items not affecting cash:
          Increase in accounts receivable                                               (1,995)                (2,030)
          (Increase) decrease in inventory                                              (1,191)                    10
          (Increase) decrease in other current assets                                     (519)                    32
          Increase in accounts payable and accrued expenses                              2,166                     20
          Decrease in other noncurrent assets                                              134                     25
                                                                                    ----------              ---------
                     Net cash used in operating activities
                                                                                       (16,998)               (12,067)
                                                                                    ----------              ---------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for equipment, furniture and improvements                             (3,203)                  (980)
     Purchase of short-term investments                                                (12,793)               (14,759)
     Sale of short-term investments                                                     34,441                 27,329
                                                                                    ----------              ---------
                     Net cash provided by investing activities                          18,445                 11,590
                                                                                    ----------              ---------


   CASH FLOWS FROM FINANCING ACTIVITIES:

     Restricted cash                                                                      (600)                    --
     Issuance of common stock - net                                                        502                    403
     Principal payments under capital lease obligations                                    (95)                   (78)
                     Net cash (used in) provided by financing activities            ----------              ---------
                                                                                          (193)                   325
                                                                                    ----------              ---------

   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  1,254                   (152)

   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          720                  1,502
                                                                                    ----------              ---------

   CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $    1,974             $    1,350
                                                                                    ==========             ==========


    SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    DURING THE NINE MONTHS ENDED DECEMBER 31, 1999 THE COMPANY ACCRUED UNPAID PREFERRED STOCK DIVIDENDS OF APPROXIMATELY $1.6 MILLION. DURING THE NINE MONTHS ENDED DECEMBER 31, 1998, THE COMPANY ACCRUED UNPAID PREFERRED STOCK DIVIDENDS AND CAPITAL LEASE OBLIGATIONS OF APPROXIMATELY $1.5 MILLION AND $200,000, RESPECTIVELY.

                       See notes to financial statements.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.  Basis of Presentation and Accounting Policies

The financial statements of IGEN International, Inc. (the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at December 31, 1999 and the Company's results of operations for the three and nine month periods ended December 31, 1999 and 1998 and cash flows for the same nine month periods. Interim period results are unaudited and are not necessarily indicative of results of operations or cash flows for a full year period. The balance sheet at March 31, 1999 was derived from audited financial statements at such date.

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

2.  Summary of Significant Accounting Policies

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - Cash equivalents include cash in banks and money market funds, securities of the U.S. Treasury and certificates of deposit with original maturities of three months or less.

The Company has classified its short term investments, which consist of U.S. Government Obligations and Corporate Debt-Securities, as "available for sale" which are recorded at market value. The recorded market value approximates cost.

RESTRICTED CASH - The Company has a debt service reserve of $1.2 million at December 31, 1999 that is restricted in use (see Note 3). These funds are held in trust as collateral with increasing increments scheduled for each of the first six quarterly note payable due dates.

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

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

2.  Summary of Significant Accounting Policies (continued)

INVENTORY is recorded at the lower of cost or market using the first-in, first-out method and consists of the following (in thousands):


                                                              DECEMBER 31, 1999                  MARCH 31, 1999
                                                              -----------------                  --------------
         Finished goods                                     $                891                $            461
         Work in process                                                     891                             137
         Raw materials                                                       864                             857
                                                             -------------------                 ---------------
         Total                                              $              2,646                $          1,455
                                                             ===================                 ===============


PROPERTY - Equipment, furniture and improvements are carried at cost. Depreciation is computed over the estimated useful lives of the assets, generally three to five years, using accelerated methods.

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

LOSS PER SHARE - Loss per share computations at December 31, 1999 and 1998 follow (in thousands, except per share data):


                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             DECEMBER 31,                     DECEMBER 31,
                                                        1999             1998             1999             1998
                                                   --------------  ---------------   --------------  ----------
    Weighted average number of common shares
    outstanding                                          15,406            15,322          15,387         15,306
                                                   ------------      ------------    ------------    -----------

    Net loss                                       $     (5,782)     $     (3,242)    $   (16,343)    $   (9,562)
    Plus accrued Series B convertible
    preferred stock dividend                               (527)             (493)         (1,573)        (1,465)
                                                   ---------------   -------------    --------------- -----------

    Loss attributable to common shareholders        $    (6,309)   $      (3,735)    $    (17,916)   $    (11,027)
                                                   ============    =============     ============    ============

    Loss per share - basic and diluted             $      (0.41)   $       (0.24)           (1.16)          (0.72)
                                                   =============   ================  ==============  ============


                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

2.  Summary of Significant Accounting Policies (continued)

Under Statement of Financial Accounting Standard No. 128 "Earnings per Share", accrued Series B preferred stock dividends are added to the net loss for the purpose of computing loss per share. Generally, dividends are payable upon conversion, maturity or redemption and the Company may periodically elect to pay dividends in stock rather than cash. Accrued dividends through December 31, 1999 have been recorded as a long-term liability in the accompanying financial statements.

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

Collateral for the debt is represented by royalty payments and rights of the Company to receive monies due pursuant to the License Agreement with Roche. Additional collateral is represented by a Restricted Cash balance of $1.2 million at December 31, 1999. The Company is required to make quarterly deposits to a Restricted Cash account, for the life of the Note, in increasing increments for each of the first six quarterly Note Payable Dates to a maximum of $1.7 million. Covenants within the Note Agreement include compliance with annual and quarterly Royalty Payment Coverage Ratios which are tied to royalty payments and debt service.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Costs associated with obtaining the debt financing totaling $1.4 million were deferred and are presented as a noncurrent asset on the balance sheet. These costs are being amortized over the seven-year life of the Note.

4.  Litigation

ROCHE DIAGNOSTICS ("ROCHE")

On September 15, 1997, the Company filed a lawsuit in Maryland against Roche Diagnostics GmBH (formerly Boehringer Mannheim GmbH). The lawsuit against Roche is pending in the Southern Division of the United States District Court for the District of Maryland. The lawsuit arises out of a 1992 License and Technology Development Agreement (the "Agreement"), under which the Company has licensed certain rights to develop and commercialize diagnostic products based on the Company's ORIGEN -Registered Trademark- technology. In its lawsuit, the Company alleges that Roche has failed to perform certain material obligations under the Agreement, including development and commercialization of ORIGEN technology according to the contractual timetable; exploitation of the license to the extent contemplated by the parties; phase out of certain non-royalty-bearing product lines; exploitation of ORIGEN technology only within Roche's licensed fields; proper treatment of intellectual property rights regarding ORIGEN technology; maintenance of records essential to the computation of royalties; and proper computation of royalties. In its lawsuit, the Company seeks damages as well as injunctive and declaratory relief, including a judicial determination of its entitlement to terminate the Agreement. The Company voluntarily has agreed not to terminate the Agreement unless and until the Court determines its entitlement to do so.

During 1998, the Court issued a preliminary injunction enjoining Roche from marketing, selling, or distributing its Elecsys products to physicians' offices and physicians' office laboratories, which are outside of Roche's licensed field of use. The Court also ordered Roche to refer all physicians' offices and physicians' office laboratory customers to the Company for future reagent supply needs and to place all revenues derived from these unauthorized sales in escrow pending the outcome of the litigation. Roche's appeal of the preliminary injunction was denied in December 1999.

Roche has filed a counterclaim against the Company. Most of Roche's allegations relate to the relationship between the Company and its Japanese licensee, Eisai, Co., Ltd. In particular, Roche alleges that the Company breached the Agreement by permitting Eisai to market certain ORIGEN based products in Japan.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

The Company received notice from Roche that royalty payments due to the Company are now being reduced through an additional deduction from sales on which the royalty is based. The Company has notified Roche that it objects to this latest calculation which it does not believe is in accordance with the Agreement. Additionally, Roche has also claimed that the Company owes Roche $2.6 million in royalties previously paid to the Company as a result of a retroactive application of this additional deduction back to 1997. Roche has notified the Company that it does not intend to collect this retroactive amount pending ongoing settlement discussions between the Company and Roche. The Company believes the deduction and its retroactive application are not in accordance with the Agreement, and that it has meritorious defenses, and intends to vigorously oppose these claims.

This litigation against Roche may have a material adverse effect upon the Company regardless of whether the outcome is favorable or not.

In June 1998, a subsidiary of Ares-Serono ("Serono") filed a patent infringement claim against the Company, Roche and Organon Teknika in the U.S. District Court in Delaware. The action claims that Serono's patent "A Method of Assay Employing a Magnetic Electrode" is being infringed by the Company. Recently, F. Hoffman LaRoche, Ltd., a member of the Roche family of companies, acquired the patent from Serono and continues in Serono's place to assert the infringement claim. The Company does not believe it infringes the patent and intends to continue to vigorously defend against the claim.

HITACHI

In December 1997, IGEN International K.K., a Japanese subsidiary of the Company, filed a lawsuit in Tokyo District Court against Hitachi Ltd. ("Hitachi"). The lawsuit seeks to enjoin Hitachi from infringing IGEN K.K.'s license registration (known in Japan as a "senyo-jisshi-ken") to prevent Hitachi from manufacturing, using or selling the Elecsys 2010 Instrument, which incorporates the Company's patented ORIGEN technology, in Japan. Hitachi is the sole manufacturer for Roche of the Elecsys 2010 immunoassay instrument. Roche is licensed to market the Elecsys 2010 worldwide, except in Japan, to central hospital laboratories and clinical reference laboratories. The Company's ORIGEN technology is also licensed in Japan to IGEN K.K. and to Eisai Company, Ltd. The lawsuit requests injunctive relief against Hitachi.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

5.  Subsequent Event

During January 2000, the Company completed a private placement of $35 million principal amount of 5% Subordinated Convertible Debentures due 2005. The Debentures are convertible into the Company's common stock at $31 per share, which represented a 10% premium on the trailing average closing prices for a 25 trading day period prior to the pricing of the financing. As part of this financing the Company also issued warrants to purchase 282,258 shares of its common stock at the conversion price. Interest on the debentures is due semi-annually on January 15 and July 15 and may be paid in cash or an equivalent value of the Company's common stock at the Company's option. The Debentures are redeemable in whole, or in part, at the option of the Company at any time after January 11, 2003 at a price equal to the principal, plus accrued and unpaid interest (if any) to the redemption date.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company has devoted substantial resources to the research and development of its proprietary technologies, primarily the ORIGEN -Registered Trademark-technology for the clinical diagnostic and life science markets. The Company currently derives most of its revenue from royalties that it receives from its corporate collaborators that develop and market certain ORIGEN-based systems. The Company also generates sales of its own products, particularly the M-SERIES-TM- Systems and related consumable reagents, which commenced shipping in August 1999. The Company may also selectively pursue additional strategic alliances which could result in additional license fees or contract revenues.

In addition to historical information, this document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to statements regarding the Company's expectations with respect to the level of anticipated royalty and revenue growth, the outcome of litigation, new product plans and business prospects, the Company's plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Such statements are based on management's current expectations and are subject to a number of factors, risks and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. In particular, careful consideration should be given to the cautionary statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to the risks and uncertainties detailed in the Company's Annual Report on Form 10-K for the year ended March 31, 1999 previously filed with the Securities and Exchange Commission. The Company disclaims any intent or obligation to continually update these forward-looking statements.

RESULTS OF OPERATIONS

THE QUARTER AND NINE MONTHS IN REVIEW

The Company reported a 36% increase in total revenues to $5.7 million for the quarter ended December 31, 1999, compared to $4.2 million for the same period last year. For the nine months ended December 31, 1999, total revenues increased 32% to $14.5 million compared to $11 million in the prior year. The Company reported a net loss of $5.8 million ($0.41 per share) for the current quarter compared with a net loss of $3.2 million ($0.24 per share) last year. For the nine months ended December 31, 1999, the net loss was $16.3 million ($1.16 per share) compared to a net loss of $9.6 million ($0.72 per share) for the same prior year period.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue for the quarter ended December 31, 1999 included $2.4 million of product sales, an increase of 66% over the prior year. For the nine months ended December 31, 1999, product sales increased to $5 million from $3.8 million in the prior year. These increases are attributable to revenues derived from the Company's M-SERIES Systems and related consumable reagents.

Royalty revenue for the current quarter increased by 25% over the prior year to $3.2 million despite the continuation of a new deduction from royalties reported by Roche Diagnostics which began during the quarter ended September 30, 1999, as discussed below. For the nine months ended December 31, 1999, royalty revenue increased 32% to $8.8 million.

In 1992, the Company entered into a License and Technology Development Agreement ("Agreement") with Roche. Pursuant to the Agreement, Roche launched its Elecsys product line in 1996, which is based on the Company's ORIGEN technology. The Company is involved in litigation with Roche arising out of this Agreement. Among the disputes at issue in the litigation is how sales and royalties are computed, as well as improper record-keeping by Roche. Royalty income recorded by the Company, which is based on reports provided by Roche, was $7.9 million and $6 million, respectively, for the nine months ended December 31, 1999 and 1998 and $2.9 million and $2.6 million, respectively, for the three months ended December 31, 1999 and 1998.

During the quarter ended September 30, 1999, the Company received notice from Roche that royalty payments due to the Company are now being reduced through an additional deduction from sales on which the royalty is based. The Company has notified Roche that it objects to this latest calculation which it does not believe is in accordance with the Agreement. Additionally, Roche has also claimed that the Company owes Roche $2.6 million in royalties previously paid to the Company as a result of a retroactive application of this additional deduction back to 1997. Roche has notified the Company that it does not intend to collect this retroactive amount pending ongoing settlement discussions between the Company and Roche. The Company believes the deduction and its retroactive application are not accordance with the Agreement and that it has meritorious defenses, and the Company intends to vigorously oppose these claims.

Product costs as a percentage of product sales increased to 28% and 30%, respectively, for the quarter and nine months ended December 31, 1999 compared to 25% and 26%, respectively, for the quarter and nine months ended December 31, 1998. These increases were the result of higher product costs associated with the new M-SERIES System and related consumable reagents, which commenced shipping in August, 1999.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Research and development expenses increased to $4.8 million and $13.1 million, respectively, for the quarter and nine months ended December 31, 1999, from $3.8 million and $10.2 million, respectively, for the same prior year periods. These increases were due primarily to additional costs for new personnel as part of the Company's expanding work in assay development and to higher development costs associated with the M-SERIES family of products. Marketing, general and administrative expenses increased to $5.6 million and $14.9 million, respectively, for the quarter and first nine months of the current year, from $3.5 million and $9.9 million, respectively, for the same periods last year. These increases were due primarily to higher costs associated with the Roche litigation as well as increases in sales and marketing expenses associated with the Company's launch of the M-SERIES.

Net interest expense increased to $469,000 and $1.3 million, respectively, for the quarter and nine months of the current year compared to net interest income of $172,000 and $585,000 for the same prior year periods. This was due primarily to an increase in interest expense associated with the $30 million debt financing completed in March 1999. See "Liquidity and Capital Resources" below.

Results of operations in the future are likely to fluctuate substantially from quarter to quarter as a result of factors, which include the volume and timing of orders for M-SERIES or other products; the timing of instrument deliveries and installations; variations in revenue recognized from royalties and other contract revenues; the mix of products sold; whether instruments are sold to or placed with customers; the timing of the introduction of new products; competitors' introduction of new products; variations in expenses incurred in connection with the operation of the business, including legal fees, research and development costs and sales and marketing costs; manufacturing capabilities; and the volume and timing of product returns and warranty claims.

The Company has experienced significant operating losses each year since inception and expects those losses to continue. Losses have resulted principally from costs incurred in research and development and from litigation costs, selling costs and other general and administrative costs.

The Company expects to incur additional operating losses as a result of increases in expenses for manufacturing, marketing and sales capabilities, research and product development and general and administrative costs. The Company's ability to become profitable in the future will depend, among other things, on its ability to expand the commercialization of existing products; introduce new products into the market; develop marketing capabilities cost-effectively, and develop sales and distribution capabilities cost-effectively.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations through the sale of Preferred and Common Stock, aggregating approximately $85 million through December 31, 1999. In March 1999, the Company completed a $30 million debt financing with John Hancock Life Insurance Company, and in January 2000 the Company completed a private placement of $35 million principal amount of convertible debentures.

As of December 31, 1999, the Company had $14 million in cash, cash equivalents and short term investments (excluding proceeds from the convertible debentures issued in January 2000). Working capital was $14 million at December 31, 1999. Including net proceeds at the time the convertible debentures were issued in January 2000, as of December 31, 1999 the Company would have had $47 million in cash, cash equivalents and short-term investments and working capital of $47 million.

Net cash used in operating activities was $17 million for the nine months ended December 31, 1999, as compared to $12.1 million for the corresponding prior year period. This increase in net cash used was due primarily to the higher net loss incurred during the current period.

The Company used approximately $3.2 million and $1 million of net cash for investing activities (excluding short-term investment transactions used to provide cash for operations), which substantially related to the acquisition of laboratory equipment, furniture and leasehold improvements during the nine months ended December 31, 1999 and 1998, respectively. The Company believes material commitments for capital expenditures may be required in a variety of areas, such as product development programs. The Company has not, at this time, made commitments for any such capital expenditures or secured additional sources to fund such commitments.

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

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)

and until the Company entered into a strategic partnership with another company that is able to develop and commercialize diagnostic instruments for central hospital laboratories and clinical reference laboratories. There can be no assurance, if the Company decided to terminate the Agreement, that the Company would be able to enter into such a strategic partnership on terms favorable to the Company, if at all.

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

The Company has a substantial amount of indebtedness, and there is a possibility that it may be unable to generate cash or arrange financing sufficient to pay the principal of, interest on and other amounts due with respect to indebtedness when due, or in the event any of it is accelerated. In addition, substantial leverage may require that the Company dedicate a substantial portion of its expected cash flow from operations to service indebtedness, which would reduce the amount of expected cash flow available for other purposes, including working capital and capital expenditures.

The Company needs substantial amounts of money to fund operations. Access to funds could be negatively impacted by many factors, including the results of pending litigation, the volatility of the price of the Company's common stock, continued losses from operations and other factors.

The Company may need to raise substantial amounts of money to fund a variety of future activities integral to the development of its business. The Company may try to raise necessary additional capital by issuing additional debt or equity securities. If the Company is unable to raise additional capital, it may have to scale back, or even eliminate, some programs. Alternatively, it may have to consider pursing arrangements with other companies, such as granting licenses or entering into joint ventures.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three and nine months ended December 31, 1999 does not differ materially from that discussed under Item 7A. of the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

PART II           OTHER INFORMATION

Item 1:           Legal Proceedings

                  The information required under this item is incorporated herein by reference to Note 4 in Part I, Item 1 - Notes to Financial Statements.

Item 6:           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits

                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K:

On January 12, 2000, the Registrant filed under Item 5, "Other Events", a report with regard to the sale of $35 million in aggregate principal amount of 5% Subordinated Convertible Debentures due 2005 and warrants to purchase up to 282,258 shares of the Company's common stock.

On January 27, 2000, the Registrant filed under Item 5 "Other Events," a report with regard to the U.S. Court of Appeals for the Fourth Circuit's affirming a preliminary injunction that the U.S. District Court of the District of Maryland had issued against Roche Diagnostics, GmbH, the diagnostics unit of F. Hoffman La Roche.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            IGEN International, Inc.

Date: FEBRUARY 14, 2000                     /S/GEORGE V. MIGAUSKY
      -----------------                     ------------------------------------
                                            George V. Migausky
                                            Vice President of Finance and Chief
                                            Financial Officer (On behalf of the
                                            Registrant and as Principal
                                            Financial Officer)

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                  EXHIBIT INDEX

EXHIBIT NUMBER                                       DESCRIPTION

27                                                   Financial Data Schedule