Form 10-K
period 2000-03-31
IGEN INTERNATIONAL INC /DE
filed 2000-06-29
CIK 916304

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                      For Fiscal Year Ended March 31, 2000
                                            --------------

                       Commission File Number      0-23252
                                              ------------------
                            IGEN INTERNATIONAL, INC.
                            ------------------------
               (Exact name of Company as specified in its charter)

           DELAWARE                                                  94-2852543
--------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

 16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD                              20877
--------------------------------------------------------------------------------
 (Address of principal executive offices)                           (Zip Code)


                                  301/869-9800
                -------------------------------------------------
                (Company's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g)
 of the Act:                                      COMMON STOCK $0.001 PAR VALUE
                                                  ------------------------------
                                                          (Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X       No
                                   --------     --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ---------

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of June 9, 2000, computed by reference to the closing sale price of such stock quoted on the Nasdaq National Market, was approximately $193,399,000.

The number of shares outstanding of the Company's Common Stock as of June 9, 2000 was 15,596,345.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K. Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on September 14, 2000.

PART I

IN ADDITION TO HISTORICAL INFORMATION, THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. REFERENCE IS MADE IN PARTICULAR TO STATEMENTS REGARDING THE POTENTIAL MARKET FOR DIAGNOSTIC PRODUCTS, POTENTIAL IMPACT OF COMPETITIVE PRODUCTS, THE COMPANY'S EXPECTATIONS REGARDING THE LEVEL OF ANTICIPATED ROYALTY AND REVENUE GROWTH IN THE FUTURE, THE POTENTIAL MARKET FOR PRODUCTS IN DEVELOPMENT, THE OUTCOME OF LITIGATION, THE DESCRIPTION OF THE COMPANY'S PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ASSUMPTIONS UNDERLYING SUCH PLANS AND OBJECTIVES AND OTHER FORWARD-LOOKING STATEMENTS INCLUDED IN ITEM 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" ("MD&A"). THE WORDS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "ESTIMATE," "PLAN," "INTEND" AND SIMILAR EXPRESSIONS HAVE BEEN USED IN THIS DOCUMENT TO IDENTIFY FORWARD-LOOKING STATEMENTS. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. SUCH STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. IN PARTICULAR, CAREFUL CONSIDERATION SHOULD BE GIVEN TO CAUTIONARY STATEMENTS MADE IN ITEM 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND IN ITEM 1 - "BUSINESS" UNDER THE HEADING "RISK FACTORS." IGEN DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

ITEM 1.  BUSINESS

SUMMARY

We develop and market products that incorporate our proprietary ORIGEN(R) technology, which permits the detection and measurement of biological substances. We believe that ORIGEN offers significant advantages over competing detection methods by providing a unique combination of speed, sensitivity, flexibility and throughput in a single technology platform. ORIGEN is incorporated into instrument systems and related consumable reagents, and we also offer assay development and other services used to perform analytical testing. We estimate the potential worldwide opportunity for products based on our ORIGEN technology to be approximately $11 billion annually, encompassing the following existing markets:

         - LIFE SCIENCE - drug discovery and development, including applications in high throughput screening and genomics, performed by pharmaceutical and biotechnology companies, universities and other research organizations. We estimate that this market currently exceeds $2 billion annually, with expected growth of approximately 15% annually over the next several years;

         - CLINICAL TESTING - IN VITRO diagnostic testing of patient samples to measure the presence of disease and monitor medical conditions. This testing is performed at centralized facilities, such as central hospital and clinical reference laboratories, and at other locations, including sites closer to where patient care is delivered. These sites include clinics, emergency rooms, intensive care units and physician offices. We estimate the market segments that may be served by ORIGEN-based products currently exceed $7 billion annually; and

         - INDUSTRIAL TESTING - the testing of food and environmental samples for safety and quality assurance purposes, as well as agricultural and animal health testing. We estimate that this market currently approximates $2 billion annually.

We and our corporate collaborators have commercialized five product lines to serve these markets. We estimate that approximately 6,000 ORIGEN-based systems have been sold or placed with customers. These sales and placements have been made predominantly through our license arrangement with Roche Diagnostics GmbH, the world's leading provider of clinical diagnostic products. Roche has adopted ORIGEN as the integral technology for its Elecsys product line, which is a central product of Roche's clinical immunodiagnostic business. Roche has a license to commercialize the ORIGEN technology solely for central hospital and clinical reference laboratories and blood banks. As of March 31, 2000, Roche had paid us a total of approximately $76 million in license fees, royalties and assay development fees. For a discussion of litigation we are involved in with Roche, see ITEM 3, "Legal Proceedings".

In August 1999, we began selling the M-SERIES(TM) System, our new product line for use by pharmaceutical and biotechnology companies in drug discovery and development. The M-SERIES System may be used in all phases of drug discovery, including (1) validating targets identified through genomics, (2) screening of large numbers of compounds generated through combinatorial chemistry, (3) re-testing and optimization of lead compounds, and (4) clinical trial testing of drug candidates. We believe the M-SERIES System provides a number of advantages relative to other drug discovery technologies, including enhanced sensitivity and greater ease and speed of assay formatting. These features are designed to enable our customers to test new biological targets against potential drug compounds with higher levels of accuracy and specificity and may perform highly sensitive tests more quickly and with less cost. This permits a drug candidate to move more rapidly into the later stages of drug development and ultimately into the market.

The M-SERIES System is the first product that features our electrochemiluminescence module, which we have trademarked as TRICORDER(R). The TRICORDER, which resulted from our extensive research and development efforts, is a self-contained, analytical operating system. By combining all of the features necessary to perform ORIGEN-based testing in a single compact module, the TRICORDER provides a simple-to-use, highly accurate and cost-effective system which can be configured for a high throughput format. The TRICORDER's modular nature also reduces the development time and cost required to incorporate ORIGEN technology into future diagnostic and analytical instruments. We believe that the TRICORDER, through its flexibility as a detection tool and its modular nature, will be the core component for additional products that we plan to develop for other target markets.

We offer our customers the option of buying or renting M-SERIES Systems. Under either option, our customers typically make commitments for purchases of proprietary reagents. We also provide custom assay development services based on our existing library of more than 300 assays. We market the M-SERIES System through our sales, marketing and applications team of approximately 40 people dedicated to the life science market. As of March 31, 2000, we had delivered 59 M-SERIES Systems to our customers. Our M-SERIES customers include:

         -    Abbott Laboratories           -    Glaxo Wellcome
         -    Agouron                       -    Merck
         -    Amgen                         -    Monsanto
         -    AstraZeneca                   -    Novo Nordisk
         -    Bayer                         -    Pfizer
         -    Biogen                        -    Pharmacia & Upjohn
         -    Boehringer Ingelheim          -    Schering Plough
         -    Bristol-Myers Squibb          -    Zymogenetics

We have also applied our ORIGEN technology to the rapidly growing market for testing food and water for disease causing pathogens. We have begun commercializing our first product for this market, the PATHIGEN E. Coli 0157 test, primarily to food processors. This E. coli test is up to 100 times more sensitive than any other test on the market and we believe it offers unprecedented precision and rapid results in detecting this dangerous strain of the food-borne pathogen. We have a complementary panel of tests currently under development to detect more accurately and efficiently other food and water pathogens, including tests for salmonella, listeria, campylobacter and cryptosporidium parvum.

IGEN's executive offices are located at 16020 Industrial Drive, Gaithersburg, Maryland 20877.

ORIGEN TECHNOLOGY

ORIGEN is a proprietary technology based on electrochemiluminescence. ORIGEN permits the detection and measurement of a biological substance within a given sample. It works by labeling the targeted substance within a sample using a compound and binding the newly-labeled substance to magnetizable beads. The beads can then be separated from the rest of the sample using a magnet. When this newly-labeled substance is stimulated, the label emits light at a particular wavelength. The light emission can be measured with a high degree of accuracy. The level of intensity of the light emitted depends on how much of the label is present, which in turn is determined by how much of the targeted substance is present for the label to attach itself to. Thus, the light emissions permit the accurate detection and measurement of the targeted substance. ORIGEN technology provides a single basic format that can be used to conduct a multitude of tests, including immunodiagnostic tests, nucleic acid probe tests and clinical chemistry tests. The ORIGEN technology is protected by numerous patents in the United States and internationally.

We and our licensees are using the ORIGEN technology to develop and commercialize analytical systems that offer many advantages over current detection technologies. We believe that ORIGEN technology offers a unique combination of improved speed, sensitivity, flexibility and output relative to existing technologies. ORIGEN technology also generallY lowers the cost of diagnostic procedures by reducing the number of steps required in preparing a sample for testing. Because the ORIGEN system directly measures electrochemiluminescence, and does not require the use of enzymes in the detection process as is common in competing systems, the ORIGEN system provides a simplified and more stable format that can be used to test a broad range of substances. The ORIGEN-based systems can be automated to provide in a uniform format a large number of immunoassay, nucleic acid probe and clinical chemistry tests. The essential component of an ORIGEN-based system is the flow cell, which contains a magnet to separate the labeled substance from the sample being tested, and a light detector to measure the electrochemiluminescence. The ORIGEN flow cell has been designed so that it can be incorporated into a variety of instruments, ranging from large central laboratory random-access systems to small batch systems.

The major features and benefits of proprietary ORIGEN-based systems are:

         - SIMPLE TESTING FORMAT: reduces time and labor in performing a test or series of tests. Complete automation of testing process possible.

         - FLEXIBILITY: enables a single instrument to perform immunodiagnostic tests on large and small molecules and to perform DNA and RNA tests.

         - COST: reduces costs per test by minimizing the amount of expensive reagents needed.

         - SPEED: reduced time from assay set-up to detection produces rapid results. Enables high sample throughput.

         - SENSITIVITY: allows detection of targeted specimens at very low concentrations.

         -    PRECISION: provides highly-reproducible measurements.

         - LABEL STABILITY: extends the shelf-life of the reagent that contains the label used in testing. Improves measurement accuracy.

ORIGEN-BASED PRODUCTS AND MARKETS

We and our collaborators are designing our analytical systems in order to create a universal detection platform in each of our markets. We believe that our ORIGEN technology is well-suited for the development of a family of instruments that can be used in all of our markets. The technology should permit virtually all immunodiagnostic and nucleic acid tests to be performed on the same instrument using the same detection method.

The following table summarizes ORIGEN-based products and development programs.


                                                       CUSTOMER                                         COMMERCIAL
MARKET                      PRODUCT                    APPLICATION                   STATUS             RIGHTS
------                      -------                    -----------                   ------             ------
LIFE SCIENCE MARKET         M-SERIES                   Drug Discovery/               Product Sales      IGEN
                           (M-8 Analyzer)              Development

                            ORIGEN Detection System    Drug Discovery/               Product Sales      IGEN
                            and Reagents               Development

                            Cell Culture Reagents      Research Biologicals          Product Sales      IGEN

                            NucliSens/NASBA QR         Nucleic Acid Probe Tests      Product Sales      Organon Teknika

                            M-SERIES (M-1              Drug Discovery/               Development        IGEN
                            Research Analyzer)         Development

CLINICAL TESTING MARKET

CENTRAL HOSPITAL/CLINICAL   Elecsys 2010               Immunodiagnostic Tests        Product Sales      Roche
REFERENCE LABORATORY
SYSTEMS

                            Elecsys 1010               Immunodiagnostic Tests        Product Sales      Roche

                            NucliSens/NASBA QR         Nucleic Acid Probe Tests      Product Sales      Organon Teknika

                            Picolumi                   Immunodiagnostic Tests        Product Sales      Eisai (Japan)



                                                       CUSTOMER                                         COMMERCIAL
MARKET                      PRODUCT                    APPLICATION                   STATUS             RIGHTS
------                      -------                    -----------                   ------             ------
                                                       (Japan)

                            E170                       Immunodiagnostic Tests        Development        Roche

PATIENT CARE CENTER         Elecsys 2010/1010          Physicians' Office Lab        Product Sales      IGEN (1)
SYSTEMS                                                Immunodiagnostic Tests

                            M-SERIES (M-1              Portable Physicians' Office   Development        IGEN
                            Clinical Analyzer)         Lab/Hospital
                                                       Immunodiagnostic Tests

                            Home Self-Testing          Health Screening and          Research           IGEN
                                                       Monitoring

INDUSTRIAL MARKETS          PATHIGEN E. Coli 0157      Detection of E. coli  0157    Product Sales      IGEN
                            Test (ORIGEN Detection     in Food and Beverage Samples
                            System)

                            Food and Water Testing     Detection of Cryptosporidium  Development/       IGEN
                                                       Parvum, Listeria and          Field Studies
                                                       Campylobacter

                            Environmental,             Immunodiagnostic Tests        Research           IGEN
                            Agricultural and Animal
                            Health Testing



(1) IGEN currently servicing customers pursuant to preliminary injunction issued in the litigation described in ITEM 3 - "Legal Proceedings".

LIFE SCIENCE PRODUCTS AND MARKET

The life science market focuses on the discovery and development of new drugs. We estimate the potential worldwide opportunity for products based on our ORIGEN technology in the life science market to exceed $2 billion annually. Our commercialization efforts in this market center on the M-SERIES System and the ORIGEN DETECTION SYSTEM.

M-SERIES SYSTEM. We believe that the need of pharmaceutical and biotechnology companies to rapidly screen thousands of compounds per day in an effort to find new drugs and advances in drug discovery technologies has created a new opportunity for the ORIGEN technology system in the pharmaceutical and biotechnology industry. Advances in the field of combinatorial chemistry, which is based on the effects of combining different compounds to make new drugs, and in the field of biotechnology have revolutionized drug discovery. With the advent of combinatorial chemistry, pharmaceutical and biotechnology companies have dramatically expanded their libraries of potential drug candidates. Developments in biotechnology and research programs, such as the Human Genome Project, have greatly increased scientists' understanding of how diseases work and the causes of disease, which in turn should provide novel targets for fighting disease. In order to exploit these advances, pharmaceutical and biotechnology companies are re-engineering their drug development processes. An example of this is the use of automation and the latest advances in technology to accelerate the screening of existing drug compounds against the disease targets of interest.

We believe that our ORIGEN technology is ideally suited to provide products to the pharmaceutical and biotechnology drug discovery and development market, where researchers are challenged to develop new drug screening procedures that are faster and more efficient while reducing costs and processing larger numbers of samples. The M-SERIES System, based on the TRICORDER, builds on the applications of the ORIGEN DETECTION System. The M-SERIES System is compatible with multi-well microtiter plates that are commonly used in drug discovery and development laboratories, and it can be fully integrated with many existing automation and robotic systems. It is designed to enable researchers to test new biological targets against potential drug compounds with higher levels of accuracy and specificity and may perform highly sensitive tests more quickly and with less cost. This permits a drug candidate to move more rapidly into the later stages of drug development, clinical trials and ultimately into the market.

We believe that the sensitivity and accuracy of the M-SERIES System create advantages over many competitive screening technologies. The M-SERIES System allows the user (1) to quickly adapt the ORIGEN technology to perform the specific, desired assays, compared to the longer periods required by other existing competing technologies, (2) to reduce the use of rare components, such as proprietary compounds, antibodies or clinical trial samples, that must be used to run assays and (3) to be more confident in the positive and negative results the tests produce. Our expertise in developing assays allows us to assist customers in determining whether a proposed assay is feasible and to assist with the development and performance of assays that comply fully with the FDA's Good Manufacturing Practices (GMP).

In addition to the M-SERIES Systems we sell or place, we typically receive commitments from our customers for purchases of proprietary reagents. We also offer M-SERIES System users custom assay development services based on our existing library of more than 300 assays. We market the M-SERIES System directly through our approximately 40-person sales, marketing and applications team dedicated to the life science market. As of March 31, 2000, we had delivered 59 M-SERIES Systems to our customers. The companies that have placed orders with us include:

         -    Abbott Laboratories           -    Glaxo Wellcome
         -    Agouron                       -    Merck
         -    Amgen                         -    Monsanto
         -    AstraZeneca                   -    Novo Nordisk
         -    Bayer                         -    Pfizer
         -    Biogen                        -    Pharmacia & Upjohn
         -    Boehringer Ingelheim          -    Schering Plough
         -    Bristol-Myers Squibb          -    Zymogenetics

ORIGEN DETECTION SYSTEM. Our strategic links with pharmaceutical and biotechnology companies and with customers in government and academic research centers were initially forged with the launch of the ORIGEN DETECTION System. Some of these customers are performing research in areas that are key to our strategic growth. The ORIGEN DETECTION SYSTEM is the precursor to the M-SERIES System and established ORIGEN as a powerful detection technology for applications in life science research.

FUTURE DEVELOPMENTS. We intend to provide the assay performance benefits of ORIGEN technology for all detection needs in the life science market by developing a product line of instrumentation and reagents. The expanded instrumentation platform will be based on the TRICORDER, enabling ORIGEN technology to be utilized by researchers from all areas of the life science arena, including academic and governmental organizations. In addition to immunodiagnostic applications, we have invested in a number of research programs directed at the development of molecular biology assays using ORIGEN technology. As an initial result of this effort, we plan to launch a series of nucleic acid-based assays directed toward the screening and identification of genes involved in cancer. We believe that the sensitivity of ORIGEN technology will allow for the direct detection of specific sequences of DNA without requiring the costly steps associated with purification and amplification of these sequences in a sample. We believe that direct detection will be highly beneficial in the life science, clinical diagnostic and industrial testing markets.

CLINICAL DIAGNOSTIC PRODUCTS AND MARKET

One of the target markets that we have and will continue to strategically target by developing and marketing products and services based on our ORIGEN technology is the clinical diagnostic market. The clinical diagnostic market utilizes IN VITRO diagnostic testing, which is the process of analyzing blood, urine and other samples to screen for, monitor and diagnose diseases and other medical conditions or to determine the chemical and microbiological constituents of the samples. This market is composed of various areas of clinical diagnostic testing, including testing by central hospital laboratories and clinical reference laboratories, as well as testing at satellite hospital laboratories and at or near patient care centers. Taken as a whole, we estimate that the market segments served by current ORIGEN-based products are currently $7 billion.

HOSPITAL/REFERENCE LABORATORY SYSTEMS. One of the significant applications of our ORIGEN technology is in large, highly-automated clinical immunodiagnostic systems used in central hospital laboratories, clinical reference laboratories and blood banks. These laboratories constitute the vast majority of the clinical diagnostic market today. To serve these laboratories, systems must be able to perform a wide variety of immunodiagnostic tests on a large number of samples reliably, cost-effectively and quickly. We and our licensees believe that systems based on the ORIGEN technology are well-suited to serve this market and may surpass other systems currently available in central hospital laboratories, clinical reference laboratories and blood banks in terms of speed, cost effectiveness and ease of use.

Roche, one of the companies that licenses our technology, introduced its first ORIGEN-based immunoassay system, the Elecsys 2010, for the central hospital and clinical reference laboratory markets in 1996. The Elecsys 2010 is designed to perform multiple screenings in a random-access mode, while simultaneously handling tests performed on clinical samples for which immediate results are needed, without interfering with the system workflow. The Elecsys 2010 is designed so that it can be integrated with Roche's clinical chemistry systems. Roche also introduced the Elecsys 1010 system, which is a system designed for central hospital and clinical reference laboratory customers that have a lower output requirement. Roche presently offers a panel of more than 40 screening tests, or assays, with the Elecsys systems, including assays for infectious diseases, anemia, cancer, heart attacks, thyroid disease and fertility/pregnancy.

Roche continues to develop additional assays that are expected to be introduced to the market in subsequent months and years. We are also working with Roche to develop additional assays, for which Roche reimburses us a portion of our development costs. Roche is also developing a third instrument system, the E170, that incorporates ORIGEN technology and has the features of the existing Elecsys line together with expanded throughput capabilities. The E170 will be part of Roche's new MODULAR system that allows laboratories to create customized workstations. See ITEM 3 - "Legal Proceedings" for a description of our litigation with Roche.

PATIENT CARE CENTER SYSTEMS. We are independently developing ORIGEN-based products that can be used to perform immunodiagnostic tests and chemistry tests outside of central hospital laboratories and clinical reference laboratories. This market includes patient care centers such as physicians' offices, ambulatory clinics, hospital emergency rooms, surgical and intensive care units, hospital satellite laboratories, nurses' stations and the hospital patient's bedside. Physicians, patients and third-party payors have created a demand for bringing laboratory testing closer to the patient in order to provide the medical practitioner with faster results and, in turn, prompt feed-back to the patient. Most immunodiagnostic systems for individual physicians and group practices have had limited market penetration because of the lengthy turnaround time for test results, the need for skilled labor in performing the tests and the high cost of tests. We believe that the emergence of simple and more accurate and cost-effective diagnostic products is shifting the site of IN VITRO diagnostic testing from clinical reference and central hospital laboratories to alternative sites.

We believe that significant demand exists for clinical diagnostic products that reduce turnaround time and cost. Our patient care center system is being designed to create tests that can provide accurate results to a physician rapidly, thereby permitting the physician to make a more timely decision regarding the patient's course of treatment. The ORIGEN technology permits development of a system that is compact and simple to operate at a very low cost per test. The broad menu of immunoassays that we and companies working with us developed for the first generation of ORIGEN-based products can be performed on, and is available for use with, TRICORDER-based systems. We are currently exploring collaborative business arrangements to accelerate the commercialization of TRICORDER-based products for multiple point-of-care applications.

INDUSTRIAL PRODUCTS

In the industrial market, we are seeking to develop further, either independently or with others, ORIGEN-based products for use in food and water quality assurance programs and agricultural and animal health testing. We estimate the potential worldwide opportunity for products based on ORIGEN technology in the industrial market to be approximately $2 billion annually. The emergence of simple, accurate and cost effective immunodiagnostic testing products is shifting focus from traditional labor intensive testing methods, such as gas chromatography, which tests for the presence of substances based on their affinities for various gas and liquid mediums. We believe that our ORIGEN Detection System and the reagents its employs to run tests, together with simpler, low-cost, TRICORDER-based instruments under development, should be well-suited for these market applications.

We launched our PATHIGEN E. coli 0157 test during late 1999. This test, developed in conjunction with the USDA Agricultural Research Service, is used in testing food and beverage products, such as the meat used in hamburger, for the bacteria that have caused numerous outbreaks of gastrointestinal and kidney-related disease worldwide. The test is semi-automated and creates a permanent record of test results. According to published studies by the USDA, the PATHIGEN test is up to 100 times more sensitive, which enables it to detect low levels of contamination and reduces the number of false positive results, and is significantly faster than other existing E.coli tests.

Major food and beverage producers could become primary users of the PATHIGEN E. coli 0157 test in order to ensure continued safety of their food and beverage products. The major advantage of the PATHIGEN test is its ability to perform in complex samples, like hamburger meat, in less time, with up to a 100-fold increase in sensitivity over other available methods. Our PATHIGEN test offers food producers the ability to efficiently test many more food samples than with other currently available methods.

In addition to the PATHIGEN test, we have started field evaluations of other ORIGEN-based food and beverage safety tests. These include tests for salmonella, listeria and campylobacter, as well as a test for the cryptosporidium parasite, a major contaminant in water supplies throughout the world, which we are developing in conjunction with the Centers for Disease Control.

COLLABORATIONS

We have entered into collaborations with established diagnostic and pharmaceutical companies. These collaborations have provided us with $80 million in license fees over a seven-year period and product development and marketing resources. In addition, we receive ongoing royalties from collaborators' product sales.

ROCHE DIAGNOSTICS GMBH. In 1992, we entered into a contract with Roche Diagnostics GmbH (then known as Boehringer Mannheim GmbH), the largest worldwide manufacturer of diagnostic equipment and supplies, to commercialize ORIGEN-based clinical immunodiagnostic and nucleic acid probe systems. As of March 31, 2000, we had received a total of approximately $76 million in license fees, royalties and assay development fees from Roche. Roche currently markets two ORIGEN-based systems under the Elecsys product line together with a test menu of more than 40 different assays, including tests for infectious diseases, anemia, cancer, heart attacks, thyroid disease and fertility/pregnancy. Since the initial European launch of the first Elecsys system in mid-1996, Roche has placed or sold over 5,000 Elecsys systems worldwide.

In 1997, we filed a lawsuit in Maryland federal court against Roche Diagnostics. The lawsuit claims multiple breaches of our license agreement with Roche and its failure to perform its material obligations under the agreement. We cannot determine the timing or likely resolution of this matter at this time. See ITEM 3 - "Legal Proceedings".

We recorded royalty income from the Roche agreement of $4.4 million, $8.6 million and $ 11.1 million for the three fiscal years ended March 31, 1998, 1999 and 2000, respectively.

ORGANON TEKNIKA B.V. We have an agreement with Organon Teknika B.V. to develop and commercialize ORIGEN-based nucleic acid probe systems that will be marketed worldwide to clinical diagnostic and life science markets. Organon Teknika specializes in hospital and blood bank products. It is a business unit of Akzo Nobel N.V., a multinational corporation with annual revenues of approximately $12 billion. Organon Teknika has combined its proprietary nucleic acid sequence based amplification technology with ORIGEN technology and markets the NucliSens line of diagnostic virology products together with test kits for the detection of HIV-1 RNA and CMV (cytomegalo virus). We have received $20 million under our agreement with Organon Teknika and currently receive royalties on product sales.

EISAI CO., LTD. We have a collaboration with Eisai Co., Ltd., a leading Japanese pharmaceutical company, to market an ORIGEN-based diagnostic system for the clinical diagnostic market in Japan.

Eisai introduced its first ORIGEN-based product under the trade name Picolumi during 1997, and we receive royalties on product sales. Eisai is currently marketing the Picolumi product with assays focused primarily in the area of cancer diagnosis. See "Risk Factors -- If we are not successful in our litigation against Hitachi, our royalty income could suffer."

For the three fiscal years ended March 31, 1998, 1999 and 2000, revenue from corporate collaborators, which is represented as product-based royalty income, license fees and contract revenue, totaled $7.8 million (58%), $9.9 million (67%), and $12.9 million (63%), respectively.

MESO SCALE DIAGNOSTICS, LLC. During 1995, we established Meso Scale Diagnostics, LLC ("MSD"), a joint venture company formed for the development and commercialization of products utilizing a proprietary combination of multi-array technology together with ORIGEN and other technologies owned by us. Since inception, MSD has been engaged in a research and development program based on multi-array diagnostic techniques and the ability to control and adapt surface chemistry reactions on a microscopic level. The process may generate thousands of reactions on a single surface with results presented on an array and read using electrochemiluminescence. Products based on these technologies would be used for multiparameter analysis for novel life science and clinical diagnostic applications. The multiple results would represent an advance in testing, enabling researchers and clinicians to analyze biological information rapidly and cost-effectively

The MSD joint venture was formed together with Meso Scale Technologies, LLC ("MST"), a technology-based company established by Jacob Wohlstadter, the son of Samuel J. Wohlstadter, IGEN's Chief Executive Officer. Jacob Wohlstadter also has a consulting arrangement with IGEN. Nadine Wohlstadter, a member of MST, is the spouse of Samuel J. Wohlstadter. Our initial capital commitments to MSD are $5 million over time, of which $740,000 has been funded through March 31, 2000. Upon completion of these initial capital commitments, our ownership will equal 50% of MSD's voting equity. In addition, we agreed to fund the organizational and certain ongoing (non-research) expenses of MSD, as well as the patent and organizational costs of MST. Further, we have contributed the personnel, facilities, equipment and other resources necessary to permit MSD to conduct its research. In exchange for these resources, we receive non-voting ownership interests in MSD, which provide a preferred return of 5% per annum, repaid out of a portion of future MSD profits. For the years ended March 31, 2000, 1999 and 1998, we made total contributions to MSD of $4.5 million, $3.6 million and $2.6 million, respectively, with cumulative contributions to MSD aggregating $12.1 million through March 31, 2000.

PATENTS AND OTHER PROPRIETARY RIGHTS

We pursue a policy of seeking patent protection to preserve our proprietary technology and our right to capitalize on the results of our research and development activities and, to the extent it may be necessary or advisable, to exclude others from appropriating our proprietary technology. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We prosecute and defend our intellectual property, including our patents, trade secrets and know-how. We regularly search for third-party patents in our fields of endeavor, both to shape our own patent strategy as effectively as possible and to identify licensing opportunities.

As of March 31, 2000, we owned 44 issued U.S. patents and had 36 pending U.S. patent applications in the diagnostics field. As of that date, we owned 108 additional issued patents outside of the United States in North America, Europe and Japan, and we had more than 72 pending patent applications covering the same technology. These patents and patent applications are important to our business and cover various aspects of our ORIGEN technology and products, as well as the methods for their production and use. We cannot assure you that the pending patent applications will be granted or that our existing patents will not be challenged. Our business could be harmed if we lose the patent protection we currently enjoy or if our pending patents are not issued. Our patents will not begin to expire until 2005; core ORIGEN patents will extend through 2015. We continue to protect our technology with new patent filings, which could further extend our patent coverage.

In June 1998, a subsidiary of Ares-Serono ("Serono") filed a patent infringement claim against us, Roche and Organon Teknika in the U.S. District Court in Delaware. The action claims that Serono's patent "A Method of Assay Employing a Magnetic Electrode" is being infringed by us. Recently, F. Hoffman LaRoche, Ltd., a member of the Roche family of companies, acquired the patent from Serono and continues in Serono's place to assert the infringement claim against us and Organon Teknika. See ITEM 3 - Legal Proceedings, for a description of this litigation.

GOVERNMENT REGULATION

Our research and development activities and our manufacturing and marketing of existing and future products are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, clinical diagnostic devices are subject to rigorous U.S. Food and Drug Administration ("FDA") regulation. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our clinical products. In addition to FDA regulations, we are subject to other federal and state regulations such as the Occupational Safety and Health Act and the Environmental Protection Act. Product development and approval within this regulatory framework may take a number of years and involves the expenditure of substantial resources. In addition, there can be no assurance that this regulatory framework will not change or that additional regulation will not arise at any stage of our product development, which may affect approval of or delay an application or require additional expenditures by us.

Our regulatory strategy is to pursue development and marketing approval of products worldwide, either independently or through corporate collaborators. We intend to seek input from the regulatory authorities at each stage of the clinical process to facilitate appropriate and timely clinical development. The clinical development of certain products may be the responsibility of our collaborators.

CLINICAL DIAGNOSTIC SYSTEMS

The manufacture, distribution and sale in the United States of our products for clinical diagnostic purposes will require prior authorization by the FDA. The FDA and similar agencies in foreign countries have promulgated substantial regulations that apply to the testing, marketing, export and manufacturing of diagnostic products. To obtain FDA approval of a new product for diagnostic purposes, we or our collaborators will in most cases be required to submit proof of the safety and efficacy of the product, or its "substantial equivalence" to previously marketed products. Such proof typically entails clinical and laboratory tests. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and time consuming. Significant difficulties or costs may be encountered in order to obtain FDA approvals and that could delay or preclude us from marketing products for diagnostic purposes. Furthermore, there can be no assurance that the FDA will not request the development of additional data following the original submission. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which we or our collaborators will have the exclusive right to exploit those products or technologies.

Our clinical diagnostic products are regulated as medical devices. The Roche Elecsys clinical diagnostic products have received FDA approval. Prior to entering commercial distribution, all medical devices must undergo FDA review under one of two basic review procedures depending on the type of assay: a
Section 510(k) pre-market notification ("510(k)") or a pre-market approval application ("PMA"). 510(k) notification is generally a relatively simple filing submitted to demonstrate that the device in question is "substantially equivalent" to another legally marketed device and includes tests for therapeutic drugs and hormones. Approval under this procedure may be granted within 90 days if the product qualifies, but generally takes longer, and may require clinical testing. When the product does not qualify for approval under the 510(k) procedure, the manufacturer must file a PMA to show that the product is safe and efficacious, based on extensive clinical testing among several diverse testing sites and population groups, and shows acceptable sensitivity and specificity. This procedure requires much more extensive pre-filing testing than does the 510(k) procedure and involves a significantly longer FDA review after the date of filing. In responding to a PMA, the FDA may grant marketing approval, may request additional information, may set restrictive limits on claims for use or may deny the application altogether.

After product approvals have been received, they may still be withdrawn if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. The FDA may require surveillance programs to monitor the effect of products which have been commercialized, and has the power to prevent or limit further marketing of the products based on the results of these post-marketing programs. In addition to obtaining FDA approval for each product, under the PMA guidelines, the Company must seek FDA approval of the manufacturing facilities and procedures. The FDA will also inspect diagnostic companies on a routine basis for regulatory compliance with its GMP.

Our products for the physician's office market will be affected by the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"), which is intended to insure the quality and reliability of medical testing and may have the effect of discouraging, or increasing the cost of, testing in physicians' offices. The regulations establish requirements for laboratories in the area of administration, participation in proficiency testing, patient test management, quality control, personnel, quality assurance and inspection. Under these regulations, the specific requirements that a laboratory must meet depend upon the complexity of the tests performed by the laboratory. Laboratory tests are categorized as either waived tests, tests of moderate complexity or tests of high complexity. Laboratories that perform either moderate or high complexity tests must meet standards in all areas, with the major difference in requirements between moderate and high complexity testing concerning quality control and personnel standards. Quality control standards for moderate complexity testing are being implemented in stages. Personnel standards for high complexity testing are more rigorous then those for moderate complexity testing. In general, personnel conducting high complexity testing will need more education and experience than those doing moderate complexity testing. Under the CLIA regulations, all laboratories performing moderately complex or highly complex tests will be required to obtain either a registration certificate or certificate of accreditation from the Healthcare Financing Administration ("HCFA").

Because the regulations' interpretation is uncertain, it is possible that certain of our products may be categorized as tests of high complexity, in which case penetration of the point-of-care market would be reduced since not all laboratories would meet the standards required to conduct such tests. We understand that laboratories, including physician office laboratories, will be evaluating the requirements of CLIA in determining whether to perform certain types of moderate and high complexity diagnostic tests. We believe that the sale of products will not be adversely affected by CLIA. However, no assurance can be given that the statute and its implementing regulations will not have a material adverse impact on our ability to market and sell any products that we develop.

Although we believe that we will be able to comply with all applicable regulations regarding the manufacture and sale of diagnostic devices, such regulations are always subject to change and depend heavily on administrative interpretations. There can be no assurance that future changes in regulations or interpretations made by the HHS, FDA, HCFA or other regulatory bodies, with possible retroactive effect, will not adversely affect us. In addition to the foregoing, we are subject to numerous federal, state and local laws and regulations relating to such matters as safe working conditions, laboratory and manufacturing practices, environmental, fire hazard control, and disposal of hazardous or potentially hazardous substances. To date, compliance with these laws and regulations has not had a material effect on our financial results, capital requirements or competitive position, and we have no plans for material capital expenditures relating to such matters. However, there can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect upon our ability to do business.

Sales of the Company's products outside the United States are also subject to extensive regulatory requirements, which vary widely from country to country. The time required to obtain such approval may be longer or shorter than that required for FDA approval.

RESEARCH PRODUCTS

Our products that are being sold for research use only, including the M-SERIES System, must be properly labeled as such, as required by the FDA, but do not generally require FDA approval prior to marketing. The FDA has begun to impose new distribution requirements and procedures on companies selling research-only products, such as the requirement that the seller receive specified certifications from its customers as to the customers' intended use of the product. We expect that the FDA will develop additional restrictions of this nature. We are unable at this time to predict the form these restrictions may take, their likely magnitude or their ultimate impact on us.

ENVIRONMENTAL REGULATION

Due to the nature of our current and proposed research, development and manufacturing processes, we are subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although we believe that we have complied with these laws and regulations in all material respects and have not been required to take any action to correct any noncompliance, there can be no assurance that we will not be required to incur significant costs to comply with environmental and health and safety regulations in the future.

REIMBURSEMENT

Third-party payors, such as governmental programs and private insurance plans, can indirectly affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement they will provide for diagnostic testing services. In recent years, healthcare costs have risen substantially, and third-party payors have come under increasing pressure to reduce such costs. In this regard, the Federal government, in an effort to reduce healthcare costs, may take actions which may involve reductions in reimbursement rates. If the reimbursement amounts for diagnostic testing services are decreased in the future, it may decrease the amount which physicians, clinical laboratories and hospitals are able to charge patients for such services and consequently the price we and our collaborators can charge for our products.

COMPETITION

Competition varies in the three markets in which we operate. In the life science market, competition is fragmented. To be competitive, a company must be able to address the needs of pharmaceutical and biotechnology companies, which are facing pressure to increase productivity while decreasing drug discovery costs and timelines. These drug discovery companies favor detection systems that combine automation and enhanced sensitivity with integrated equipment and consumables. Because our ORIGEN system encompasses all of these elements, we believe it offers significant advantages over competing systems. In addition, we, unlike some of our competitors, offer our customers assay development services, which we believe enhance the speed and robustness of their screening operations.

The clinical testing market is dominated by a few large multi-national companies, including Abbott Laboratories, Roche, Bayer and Johnson & Johnson. We participate in this market through our license arrangements with Roche, the world's largest provider of diagnostics products, Organon Teknika and Eisai.

The industrial testing market is highly fragmented. While existing testing methods are relatively inexpensive, these technologies are time consuming and produce non-specific test results that are often unreliable. As in the life science market, we are developing a portfolio of tests that would offer enhanced speed, reliability and specificity in detecting pathogens and other microbial contaminants in food, water and other industrial samples being tested. We believe this will allow us to position ORIGEN competitively as the detection method of choice for the industrial testing market.

Our competition will be determined in part by the potential applications for which our products are developed and ultimately approved by regulatory authorities. For certain of our future products, an important factor in competition may be the timing of market introduction of our own or competing products. Accordingly, the relative speed with which we or our corporate collaborators can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. We expect that competition with products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price and patent protection.

Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products. These companies may develop and introduce products and processes competitive with or superior to ours.

Our competitive position also depends upon the ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

MANUFACTURING

Our current commercial manufacturing operations consist of the manufacture of the M-SERIES System and related reagents and cell culture research biologicals, as well as quality assurance processes. We operate a qualified GMP and ISO 9001 facility. We use a variety of suppliers and believe that we do not depend on any supplier that cannot be replaced in the ordinary course of business. Any changes in source of supply may require additional engineering or technical development in order to ensure consistent and acceptable performance of the products. We have not yet introduced clinical diagnostic products. Initial clinical diagnostic products, based on the Company's ORIGEN technology, are being manufactured by corporate collaborators. Although we may manufacture future products, we have not yet developed plans for establishing manufacturing operations for these products.

SALES AND MARKETING

We market the M-SERIES System and the ORIGEN Detection System, together with related reagents and services, directly to the life science research market. In conjunction with the U.S. and European launch of the M-SERIES System, we have expanded our direct sales force, including the addition of application specialists and in-house technical service personnel. We continue to develop marketing plans for Japan. Substantial sales and marketing of products based on our ORIGEN technology is conducted by corporate collaborators. See "-- Collaborations." The ORIGEN cell culture products are sold directly and through distributors.

HUMAN RESOURCES

As of May 31, 2000, IGEN employed 225 individuals full-time, of whom 158 were engaged in research, product development, manufacturing and operations support, 41 in marketing, sales and applications support and 26 in general administration. Of our employees, 51 have Ph.D. degrees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology, diagnostic or medical products, computer software or electronics companies. None of our employees is covered by collective bargaining agreements, and management considers relations with its employees to be good.

The ability to maintain our competitive position will depend, in part, upon continued ability to attract and retain qualified scientific, technical and managerial personnel. Competition for such personnel is intense.

GEOGRAPHIC SEGMENTS

Information on domestic and foreign product sales is incorporated herein by reference to ITEM 8 - Consolidated Financial Statements and Supplemental Data - Notes to Consolidated Financial Statements - Note 10.

EXECUTIVE OFFICERS OF THE COMPANY

The names and ages of all executive officers at June 9, 2000 and their respective positions and offices with us are set forth below. Each officer serves without a set term.


NAME                                 AGE         POSITION
----                                 ---         --------
Samuel J. Wohlstadter                58          Chairman, Chief Executive Officer and Director
Richard J. Massey, Ph.D.             53          President, Chief Operating Officer and Director
George V. Migausky                   45          Vice President, Chief Financial Officer and Secretary



SAMUEL J. WOHLSTADTER is a founder of IGEN and has been our Chairman of the Board and Chief Executive Officer since 1982. Mr. Wohlstadter has been a venture capitalist for more than 25 years and has experience in founding, supporting and managing high technology companies, including Amgen Inc., a biotechnology company, and Applied Biosystems, Inc., a medical and biological research products company. Mr. Wohlstadter is also Chief Executive Officer of Hyperion Catalysis International, an advanced materials company, which he founded in 1981; of Pro-Neuron, Inc., a drug discovery company, which he founded in 1985; of Proteinix Corporation, a development stage company organized to conduct research in intracellular metabolic processes, which he founded in 1988; and of Pro-Virus, Inc., a drug discovery company, which commenced operations in 1984.

RICHARD J. MASSEY, Ph.D. is one of our founders and has been President and Chief Operating Officer since February 1992 and a director since 1990. He served as Senior Vice President from 1985 to 1992. From 1981 until he joined us in 1983, Dr. Massey was a faculty member in the Microbiology and Immunology Department at Rush Medical Center in Chicago. Prior to that, he was Senior Research Scientist at the National Cancer Institute.

GEORGE V. MIGAUSKY has been our Chief Financial Officer since 1985, assuming that position on a full-time basis in 1992. Between 1985 and 1992, in addition to serving as our Chief Financial Officer on a part-time basis, Mr. Migausky also served as financial advisor to several other privately held companies. Prior to joining us in 1985, he spent nine years in financial management and public accounting positions, most recently as a Manager with the High Technology Group of Deloitte & Touche.

OTHER KEY MANAGEMENT

In addition to our executive officers and directors, we have the following managers directing key functions:


                NAME                                     AGE          POSITION
                ----                                     ---          --------
         Daniel Abdun-Nabi.........................       45         General Counsel
         Gerald Andros.............................       38         Director of Sales
         David Boudreau............................       43         Director of Operations
         Cony R. D'Cruz............................       37         Director of Marketing
         Robert Proulx..............................      43         General Manager - Life Science Business



DANIEL ABDUN-NABI joined us in September 1999 as General Counsel. He is responsible for all areas of corporate law, including advising us about our domestic and international legal matters, and he provides guidance in developing legal and business strategies and negotiating financial transactions. From 1990 to September 1999, Mr. Abdun-Nabi was Senior Vice President - Legal Affairs & General Counsel for North American Vaccine, Inc., where he oversaw domestic and international legal issues for that pharmaceutical company and its operating subsidiaries. Prior to that, Mr. Abdun-Nabi spent several years in private practice in Washington, D.C. and served for three years as an attorney with the Division of Corporation Finance at the SEC.

GERALD ANDROS has been our Director of Sales for Life Science since 1994. He is responsible for sales of ORIGEN products both in the United States and internationally. Prior to joining us, Mr. Andros spent six years working in sales management, marketing and sales training for Abbott Laboratories, where he focused on sales of immunoassay, chemistry and hematology product lines.

DAVID BOUDREAU joined us in August 1999 as Director of Operations. He is responsible for manufacturing, logistics and inventory management. From 1995 to August 1999, Mr. Boudreau served as Director of Manufacturing Operations at i-Stat, a medical diagnostics company, where he handled operational planning and supply chain management for the United States and Canada. Prior to that he held the position of Manufacturing Manager at Analog Devices Inc. and worked as a process engineer at Chevron USA.

CONY R. D'CRUZ became our Director of Marketing in May 1999. Mr. D'Cruz has 15 years of sales and marketing experience, marketing products worldwide to a large number of pharmaceutical companies and research organizations. Before joining us, Mr. D'Cruz spent 12 years at Corning Costar, the leading marketer of the microplate technology used in high-throughput screening. At Corning Costar he held positions directing European business development and marketing and most recently was Marketing Manager for high throughput screening products.

ROBERT PROULX joined us in March 2000 as General Manager of the Life Sciences Business. Mr. Proulx has primary responsibility for managing sales, marketing and product development efforts for the Company's life science research business. Mr. Proulx joined IGEN from Packard Instrument Company, Inc. which specializes in instrumentation and reagents for the life science research market. Mr. Proulx held various positions at Packard since 1989, most recently as Vice President, Marketing.

RISK FACTORS

IF THE COMPANIES THAT LICENSE TECHNOLOGY FROM US DO NOT EFFECTIVELY DEVELOP AND MARKET PRODUCTS BASED ON THAT TECHNOLOGY, OUR REVENUE WOULD BE ADVERSELY AFFECTED.

The success of our business depends, in large part, on how effectively the companies to which we have licensed our technology develop and market that technology. If these companies do not effectively develop and market products based on this technology, our revenues would decrease.

We have licensed our technology to Organon Teknika B.V., Eisai Co., Ltd., and Roche Diagnostics GmbH for selected markets and uses. Our license agreements with each of these companies allow each company to develop products using our technology and to manufacture and sell those products in selected markets. In return for the right to use our technology, each of these companies must pay royalties to us based on revenues they receive from sales of products based on our technology. These royalties are a significant part of our overall revenue. For example, they accounted for 59% of our revenue in fiscal year 2000.

We believe that the companies licensing our technology have economic incentives to continue marketing products using our technology. However, we cannot be sure that these companies will diligently and effectively market products that incorporate the technology we have licensed to them. In addition, we have brought a lawsuit against Roche, one of our licensees, in part because we believe Roche has not properly calculated and paid royalties to us and because we believe Roche has not commercialized our technology as diligently as our license agreement with Roche requires. See the risk factor immediately below for a more detailed description of this litigation and the risks it poses to us. We cannot predict whether similar or other problems will arise with other companies to whom we license our technology.

WE ARE SUING THE LARGEST LICENSEE OF OUR TECHNOLOGY, AND THE OUTCOME OF THAT LITIGATION COULD MATERIALLY ADVERSELY AFFECT OUR REVENUES AND FINANCIAL CONDITION.

We have filed a lawsuit in Maryland federal court against Roche. Roche is the largest licensee of our technology in terms of royalty income, accounting for over 90% of our royalty income in fiscal 2000. The lawsuit centers on disputes over our license agreement with Roche. We cannot predict whether we will succeed in this litigation. If we do not succeed, our business and revenues could be materially adversely affected.

Our license agreement with Roche gives Roche the exclusive right to manufacture, market and sell immunodiagnostic products using our patented ORIGEN technology to central hospital laboratories, clinical reference laboratories and blood banks. The license restricts Roche's rights in the Japanese clinical diagnostic market.

In the lawsuit, we claim that Roche has failed to perform a variety of its obligations under the license agreement. This includes Roche's failure to diligently commercialize the licensed technology and to properly compute and pay the royalties owed to us. In addition, we have alleged that Roche has improperly marketed and sold products to customers it was not permitted to under the license agreement. Based on Roche's violations of the license agreement, we have asked the court to (1) award us monetary damages, (2) prohibit Roche from violating the license agreement in the future and (3) determine that we are entitled to terminate the license agreement because of Roche's material breaches of the agreement.

Roche has filed a counterclaim against us in the lawsuit, alleging, among other things, that we breached the Roche license by permitting Eisai Co., Ltd., another of our licensees, to market some ORIGEN-based products in Japan.

In addition, during fiscal 2000, we received notice from Roche that it is reducing royalty payments due to us through an additional deduction from sales on which the royalty payment is based. Roche has also claimed that we owe it $2.6 million in royalties previously paid to us as a result of a retroactive application of this deduction back to 1997. Although we believe that the deduction and its retroactive application are not in accordance with the license agreement, we cannot assure you that we will be successful in defending this claim. Roche has notified us that it does not intend to seek to collect this retroactive deduction pending continuation of ongoing settlement discussions between Roche and us. If Roche enforces this claim by withholding future royalty payments from us, our results of operations will be adversely affected for those quarters in which the royalty payments are withheld.

We are vigorously pursuing this action against Roche, and we believe it is well founded. We cannot be certain, however, that we will win the lawsuit. The risks involved in the litigation include:

         - If the court determines that Roche has not miscalculated or underpaid royalties, or that its underpayments were less than we believe, our future royalty revenue from Roche could be materially less than we believe we are entitled to. Also, we would not, or may not, receive money damages for past underpayments that we believe Roche has made.

         - If the court determines that Roche can continue to market and sell other Roche products that compete with its ORIGEN-based products, we will not be able to collect from Roche royalty revenues that we would have otherwise received if Roche had sold more ORIGEN-based products instead of its other competing products.

         - If the court determines that Roche may market products using our technology to customers that we believe are not within the scope of the license, such as to physicians' offices, our ability to market our products to those customers would be weakened.

         - If the court determines that Roche's counterclaim regarding our license to Eisai is valid, then Eisai's right to market ORIGEN-based products in Japan could be adversely affected. As a result, our royalty income from Eisai could be reduced.

         - Regardless of whether we win the lawsuit, Roche may divert its attention from selling the licensed products and focus its energies instead on finding alternative products to develop and market, especially if Roche believes we may be successful in obtaining the right to terminate the agreement.

         - If the court were to decide that we may terminate the license agreement with Roche and we did so, royalty revenues would suffer unless and until we found one or more comparable replacements for Roche. In addition, our overall income may significantly decrease. Moreover, at this time we cannot be sure that we would be able to find a suitable replacement.

         - Regardless of whether we are successful in the litigation, we have expended, and will continue to expend, a significant amount of money and management time to pursue the lawsuit and to defend against Roche's counterclaim. This time and money have been, and will continue to be, unavailable for use in the development of our business.

IF WE ARE NOT SUCCESSFUL IN OUR LITIGATION AGAINST HITACHI, OUR ROYALTY INCOME COULD SUFFER.

We are suing Hitachi Ltd. in Japan. Hitachi develops and manufactures diagnostic equipment based on ORIGEN technology for Roche, to whom we license our technology. We believe that Hitachi's actions in Japan violate rights that we originally granted to Eisai Co., Ltd. to develop, manufacture and sell products using ORIGEN technology to the Japanese clinical diagnostic market. We have asked the Japanese court to prohibit Hitachi from manufacturing, using or selling in Japan the Elecsys 2010 Instrument, which Hitachi developed for Roche based on our technology.

If we lose our lawsuit against Hitachi and Hitachi continues Japanese manufacturing of products covered by our license with Eisai, Eisai's ability to sell products based on our technology in Japan could suffer, and the royalty income we receive from Eisai could decrease as a result. If, on the other hand, we win the lawsuit against Hitachi, Roche will either have to find a new manufacturer to make equipment based on ORIGEN technology or make arrangements for Hitachi to manufacture the equipment outside of Japan. Our royalty income could suffer if Roche cannot effectively make alternate arrangements.

FAILURE TO MEET OUR DEBT OBLIGATIONS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATION AND FINANCIAL CONDITION; IN ADDITION, OUR DEBT SERVICE OBLIGATIONS COULD IMPEDE OUR OPERATING FLEXIBILITY.

We have a substantial amount of indebtedness, and there is a possibility that we may be unable to generate cash or arrange financing sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due, or in the event any of it is accelerated. In addition, our substantial leverage may require that we dedicate a substantial portion of our expected cash flow from operations to service our indebtedness, which would reduce the amount of our expected cash flow available for other purposes, including working capital and capital expenditures.

In March 1999, we entered into a debt financing with John Hancock Mutual Life Insurance Company under a note purchase agreement in which we received $30 million, and we issued 8.5% senior secured notes due 2006. We are required to make quarterly interest only payments on the notes of $637,500 through September 2000. Beginning in December 2000, principal and interest installments of $1.7 million will be due quarterly through March 2006. The notes are secured by, among other things, royalty payments and our right to receive monies due under our license agreement with Roche and a restricted cash balance account. If we are unable to meet our obligations under the notes, the noteholders could exercise their rights as a secured party and take possession of the pledged collateral. This would adversely affect our results of operations and financial condition materially.

In addition, covenants in the note purchase agreement for our 8.5% senior secured notes require us to comply with annual and quarterly royalty payment coverage ratios that are tied to royalty payments and debt service. The note purchase agreement also contains covenants that limit our ability to take specified actions, including incurring additional secured debt and amending our license agreement with Roche. These restrictions may limit our operating flexibility, as well as our ability to raise additional capital.

In January 2000, we sold $35 million in aggregate principal amount of 5% subordinated convertible debentures due 2005. Unless and until holders of the debentures convert their debentures into common stock, we are required to make semi-annual interest payments of $875,000 beginning in July 2000. If we are unable to meet our obligation under the convertible debentures, the debenture holders could require us to repay the principal amount of, and accrued interest on, the convertible debentures, and we may not have sufficient financial resources or be able to arrange sufficient financing to make those payments at that time.

WE HAVE A HISTORY OF OPERATING LOSSES, EXPECT TO INCUR FUTURE LOSSES AND CANNOT BE CERTAIN THAT WE WILL BECOME A PROFITABLE COMPANY.

We have experienced significant operating losses each year since our inception, and we expect those losses to continue. We also have an accumulated deficit and negative net worth. Our losses have resulted principally from costs incurred in research and development and from litigation costs, selling costs and other general and administrative costs.

We expect to incur additional operating losses as a result of increases in expenses for manufacturing, marketing and sales capabilities, research and product development and general and administrative costs. We cannot assure you that we will ever achieve profitability in the future. Our ability to become profitable in the future will depend on, among other things, our ability to:

         -    expand the commercialization of our existing products;

         -    introduce new products into the market;

         -    develop our marketing capabilities cost-effectively; and

         -    develop sales and distribution capabilities cost-effectively.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO FALL.

Our quarterly operating results depend upon:

         -    the volume and timing of orders for M-SERIES or other products;

         -    the timing of instrument deliveries and installations;

         - variations in revenue recognized from royalties and other contract revenues;

         -    our mix of products sold;

         -    whether our instruments are sold to or placed with customers;

         -    the timing of our introduction of new products;

         -    our competitors' introduction of new products;

         - variations in expenses we incur in connection with the operation of our business, including legal fees, research and development costs and sales and marketing costs;

         -    our manufacturing capabilities; and

         -    the volume and timing of product returns and warranty claims.

These factors may cause our quarterly operating results to fluctuate significantly, which in turn, may cause our stock price to fall. In addition, because our revenues and operating results are volatile and difficult to predict, we believe that period-to-period comparisons of our results of operation are not a good indication of our future performance.

WE MAY NOT BE ABLE TO RAISE SUFFICIENT ADDITIONAL CAPITAL TO SUCCESSFULLY DEVELOP OUR BUSINESS.

We need substantial amounts of money to fund our operations. We currently anticipate that our existing capital resources, together with revenue from product sales, will be adequate to fund our operations through the middle of calendar year 2001. Our access to funds could be negatively impacted by many factors, including the results of pending litigation, the volatility of the price of our common stock, continued losses from operations and other factors.

We may need to raise substantial amounts of money to fund a variety of future activities integral to the development of our business, including the following:

         - for research and development in order to successfully develop our technology;

         -    to obtain regulatory approval for some of our products;

         - to file and prosecute patent applications in order to protect our technology;

         -    to respond to innovations that our competitors develop;

         - to retain qualified employees, particularly in light of intense competition for qualified scientists and engineers;

         - to make new arrangements to market our technology, especially if we terminate our license agreement with Roche;

         -    to manufacture products ourselves or through a third party; and

         - to market different products to different markets, either through building our own sales and distribution capabilities or relying on a third party.

We cannot be certain that we will have access to enough funds to successfully develop our business.

We may try to raise necessary additional capital by issuing additional debt or equity securities. Holders of debt securities would have priority over our equity holders with respect to the proceeds from the sale of our assets in the event of liquidation of our business, and any debt financings we obtain may contain restrictive terms that limit our operating flexibility. If, on the other hand, we raise additional capital by selling more common or preferred stock, the holdings of existing stockholders would be diluted.

If we are unable to raise additional capital, we may have to scale back, or even eliminate, some programs. Alternatively, we may have to consider pursuing arrangements with other companies, such as granting licenses or entering into joint ventures. These arrangements could require that we give up substantial rights to technology or products.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST MORE ESTABLISHED COMPANIES AND INSTITUTIONS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

We are a relatively young company in a highly competitive industry. We compete against established companies and research and academic institutions, and we expect this competition to intensify. Many of these companies and institutions have one or more competitive advantages over us, including:

         -    more money to invest;

         - greater expertise and resources in developing, manufacturing, marketing and selling products;

         -    a larger, more experienced workforce; and

         - more experience in obtaining regulatory approval for clinical diagnostic products.

As a result, products based on technologies that our competitors develop could be more effective, less expensive or more effectively marketed or sold than products based on our technology. This could have a material adverse effect on our business, financial condition and revenue.

WE DEPEND ON HIGHLY TRAINED AND SKILLED EMPLOYEES AND MANAGEMENT, AND WE CANNOT BE SURE THAT WE WILL BE ABLE TO ATTRACT AND RETAIN SUFFICIENT PERSONNEL.

We need to hire additional staff and to retain existing staff, both of which are difficult in today's competitive marketplace. Because we are a technology company, we depend heavily on scientists and engineers to develop products and to build a successful business. Research and development efforts could suffer if we are not able to hire and retain enough qualified scientists and engineers.

We cannot be sure that we will succeed in our hiring and retention efforts. We compete with other technology companies and research and academic institutions for experienced scientists. Many of these companies and institutions have greater resources than we do and thus may be in a better position to attract desirable candidates.

In addition to scientists, we will also need to hire managers as the business grows. We will need managers who are able to address the need for regulatory, manufacturing and marketing capabilities. If we are not able to hire managers with these skills, or develop expertise in these areas, our business prospects could suffer.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR MATERIALS USED IN MANUFACTURING OUR PRODUCTS, AND ANY INTERRUPTION IN THE SUPPLY OF THOSE MATERIALS COULD HAMPER OUR ABILITY TO MANUFACTURE PRODUCTS AND MEET CUSTOMER ORDERS.

We depend on vendors to supply key materials that we use in our products. Some of these materials are available only from limited sources. In the event of a reduction in, interruption of, or degradation in the quality of the supply of any of our required materials, or an increase in the cost of obtaining those materials, we would be forced to locate an alternative source of supply. If no alternative source were available or if an alternative source were not available on a timely basis or at a reasonable cost or otherwise on acceptable terms, our ability to manufacture one or more of our products would be delayed or halted. Any changes in sources of supply may require additional engineering or technical development in order to ensure consistent and acceptable performance of the products. If any of these events occur, we could lose sales as well as customers, and our business would be significantly harmed as a result.

WE MUST OBTAIN FDA APPROVAL TO MARKET OUR CLINICAL DIAGNOSTIC PRODUCTS, WHICH IS OFTEN COSTLY AND TIME CONSUMING, AND IF WE DO NOT OBTAIN THE NECESSARY APPROVAL OUR BUSINESS PROSPECTS WOULD SUFFER.

The FDA regulates many areas in which we conduct research and in which we develop, produce and market products. In particular, we must obtain FDA approval before we can market clinical diagnostic products such as those we are currently developing for the patient care market. The approval process is often costly and time consuming. In addition, we cannot assure you that we will be successful in obtaining FDA approval for any of our clinical diagnostic products, which would materially adversely affect our future prospects.

In order to obtain FDA approval in the United States, we, or the companies with whom we work, will need to either obtain premarket application approval or premarket notification clearance from the FDA. In order to obtain premarket notification clearance, we must submit data from clinical trials demonstrating that new clinical diagnostic systems are substantially equivalent to diagnostic systems that the FDA has already approved. If a product is subject to the substantial equivalence requirement, neither we nor any of our licensees can sell that system for clinical use in the United States until the FDA determines that a new ORIGEN-based system is substantially equivalent to a previously-approved system. Typically, the FDA review process takes 90 days, but the FDA's review could take longer. In addition, we cannot be sure that we will be able to demonstrate substantial equivalence for future diagnostic systems.

If we do not successfully demonstrate substantial equivalence, or if we are required to obtain premarket application approval as an initial matter, we will have to conduct extensive clinical testing of these products, which could take years to complete. Extensive testing could involve substantial additional costs and might delay bringing clinical diagnostic products to market, weakening our competitive position. If we fail to obtain FDA approval for new products altogether, we will be unable to market our ORIGEN-based systems at all for clinical use in the United States.

WE ARE SUBJECT TO EXTENSIVE, ONGOING GOVERNMENT REGULATION, WHICH MAY INVOLVE SIGNIFICANT COSTS AND MAY RESTRICT OUR ABILITY TO CONDUCT BUSINESS.

We expect that we may need to spend a substantial amount of money to comply on an ongoing basis with the regulations of the FDA and other government agencies. Government agencies, such as the FDA and the Environmental Protection Agency, regulate manufacturers of diagnostic products and the manufacturing process itself. The costs of complying with governmental regulations and any restrictions that government agencies might impose could have a significant impact on our business. As we increase our manufacturing, these costs will increase.

Whether we manufacture products ourselves or contract with another company to manufacture products based on our technology, the FDA will continually review and periodically inspect the manufacturing process. If the FDA were to discover a problem with our products, the manufacturing process or the manufacturing facility, the FDA could place restrictions on these products and on the manufacturer. For example, the FDA could require us to recall, or even totally withdraw, a product from the market or close a manufacturing facility. In addition to FDA regulations, the process of manufacturing products is subject to a variety of environmental and safety laws and regulations, including laws and regulations governing the use and disposal of hazardous materials. If we fail to comply with these laws or regulations, our business and financial condition could be materially adversely affected.

WE HAVE LIMITED MANUFACTURING AND MARKETING EXPERIENCE, WHICH PUTS US AT A COMPETITIVE DISADVANTAGE.

We lack experience in large-scale manufacturing, which could hamper our ability to manufacture existing products or new products that we develop. We have two options to address this issue. First, we could expand our internal ability to manufacture products. Second, we could contract with a third party to manufacture for us products based on our technology. If, however, we are unable to expand our own manufacturing capability or find a suitable manufacturer on acceptable terms in a timely manner, we may be unable to meet demand for existing products and could be delayed in introducing new products to the market. Failure to meet demand for existing products or delays in introducing new products could put us at a competitive disadvantage and could harm our financial condition or our business prospects.

We will also need to develop greater selling, marketing and distribution capabilities. To market clinical diagnostic products directly to customers, and not through a licensee, we need to develop a substantial sales force with technical expertise. We also need to establish a distribution system to support the sales force. Alternatively, we could license or contract with another company to provide sales and distribution services for products, in much the same way as we have done with Roche, Eisai and Organon Teknika. We cannot be sure, however, that we will be able to develop a sufficient sales and distribution force or that we will be able to find a suitable company to fill that role for us.

THE SUCCESS OF OUR BUSINESS DEPENDS ON PATENTS THAT WILL EXPIRE AND THAT MUST BE ACTIVELY PURSUED AND PROTECTED.

Our business depends heavily on patents that will expire over time and may be challenged or circumvented by competitors. Patents allow us to prevent others, for a time, from using our inventions to compete against us. Our business success or failure will depend, in part, on our ability to obtain and maintain adequate patent protection for the ORIGEN technology. We cannot be certain that current patents or future patents will adequately protect our technology from being used by our competitors.

Because there is no consistent policy governing the scope of claims in medical patents, patent protection is uncertain. Companies may, for example, challenge and invalidate patents or circumvent valid claims in patents, all of which could make it necessary for us to defend our patents in litigation. Litigation over patents poses the following risks to our business:

         - Litigation costs can be extremely high, which could drain our financial resources.

         - Litigation over our patents could discourage other companies from working with us to develop and market new products based on technology covered by these disputed patents.

         - If we lose some patent protection as a result of litigation, our competitive advantage could be eroded.

OUR BUSINESS WOULD BE HARMED IF WE VIOLATE THE PATENT RIGHTS OF OTHERS.

Our business success or failure will also depend, in part, on the patent rights of others. We license technology from other companies and academic institutions. Because access to this technology is necessary to our business, we must be certain that we comply with these license agreements. Our business could be harmed if we breached any of these license agreements and lost the rights to use this patented technology or if we were unable to renew existing licenses on acceptable terms or get additional licenses that we may need on acceptable terms.

We must also make sure that we do not infringe the patent rights of others. If we were to infringe others' patent rights we could be exposed to the following risks:

         -    We could be required to alter our products or processes.

         -    We could be required to obtain a license from the patent holder.

         - We could lose customers that are reluctant to continue using our products or doing business with us.

         - We could be forced to abandon development work that we had begun with respect to these products.

         -    We could be required to pay damages that could be substantial.

We cannot be sure that we would be able to alter products or processes or that we could obtain a license at a reasonable cost, if at all. Our business could be damaged if we were unable to make necessary alterations or obtain a necessary license on acceptable terms.

In addition, we may need to litigate the scope and validity of patents held by others. Litigation could be a substantial cost for us. We are currently defending a patent infringement claim that Laboratoires Serono, S.A. filed against us, Roche and Organon Teknika. This action claims that we and the other defendants are infringing a patent for "A Method Assay Employing a Magnetic Electrode." We, along with the other defendants, have denied any infringement and have asserted that the patent is invalid and unenforceable. Recently, F. Hoffman-La Roche Ltd., a member of the Roche family of companies, acquired the patent from Serono and continues in Serono's place to assert the infringement claim against Organon Teknika and us. We cannot assure you that we will be successful in defending against this claim. If we are not successful, our business and financial condition could be adversely affected.

WE RELY ON TRADE SECRETS AND OTHER INFORMATION THAT CANNOT BE PROTECTED BY PATENTS, AND WE FACE RISKS THAT THIS INFORMATION WILL BE DISCLOSED TO OTHERS.

In addition to patents, we also rely in our business on trade secrets, know-how and other proprietary information. If this information were disclosed to competitors, our business would suffer. We seek to protect this information, in part, by entering into confidentiality agreements with licensees, employees and consultants, which prohibit these parties from disclosing our confidential information. Despite our entering into these agreements, we cannot be sure that the agreements will provide adequate protection for our trade secrets, know-how and other proprietary information or that the information we share with others during the course of our business will remain confidential. We also cannot be certain that we would have sufficient legal remedies to correct or compensate for unauthorized disclosures or sufficient resources to seek redress.

RESTRICTIONS ON HEALTH CARE COSTS AND HEALTH CARE AND INSURANCE FINANCING PRACTICES COULD LIMIT DEMAND FOR OUR PRODUCTS.

In the United States and elsewhere, demand for clinical diagnostic testing is dependent, in part, on consumers' ability to be reimbursed for the cost of the tests by third-party payors, such as government agencies, health maintenance organizations and private insurers. Medicaid and other third-party payors are increasingly challenging the prices charged for medical services, including clinical diagnostic tests. They are also attempting to contain costs by limiting their coverage of, and the amount they will reimburse for, clinical diagnostic tests and other health care products. We cannot be certain that insurers will provide coverage for clinical diagnostic tests in the future. Without adequate coverage and reimbursement, consumer demand for clinical diagnostic tests may decrease. Decreased demand would likely cause sales of our clinical diagnostic products, and sales by our licensees, to fall since fewer tests would be performed or prices would be lowered, or both. Reduced sales or royalty income would hurt our business and our business prospects.

In many foreign markets, governments directly set the prices that clinical diagnostic companies may charge for their products and services. In the United States, a number of legislative and regulatory proposals aimed at changing the health care system have been proposed in recent years. We cannot predict whether these proposals will be adopted or the effect that these proposals or managed care efforts may have.

WE ARE EXPOSED TO PRODUCT LIABILITY RISKS.

We may not be able to adequately insure against risk of product liability. As we begin marketing products, we may face product liability for claims and lawsuits brought by customers. Damages awarded in product liability cases can be very large. While we have product liability insurance, this coverage is limited. We cannot assure you that our current product liability insurance would be adequate to cover us against our potential liabilities or that we will be able to maintain current levels of product liability insurance on acceptable terms, if at all. Claims or losses in excess of our current or future product liability insurance coverage could have a material adverse effect on our financial condition.

MANAGEMENT EXERCISES SIGNIFICANT CONTROL OVER IGEN.

Our management has significant control over IGEN through its stock ownership. Our officers and directors, own, or have the right to purchase, about 36% of our common stock. Our Chief Executive Officer owns approximately 27% of our common stock. Our officers and directors have significant influence over the election of directors and other stockholders actions.

FAILURE TO MANAGE OUR GROWTH COULD ADVERSELY AFFECT OUR BUSINESS.

We have grown rapidly and expect to continue to grow rapidly by hiring new employees in all areas of our operations, increasing our presence in existing markets and introducing new products we develop into new potential high-growth markets. Our growth has placed, and continues to place, a strain on our management and our operating and financial systems.

As we grow, our personnel, systems, manufacturing capabilities and resources, procedures and controls may be inadequate to support future operations. In order to accommodate the increased operations for sales and marketing, research and development, facilities and administration, we will need to hire, train and retain the appropriate personnel. We may also need to improve our financial and management controls, reporting systems and operating systems. We may encounter difficulties in developing and implementing other new systems.

In response to our growth, we have recently implemented a new enterprise resource planning system in order to automate all of our accounting, manufacturing, sales and purchasing. If the enterprise resource planning system fails to operate as we expect or experiences delays or interruptions, our operations, as well as our ability to manage our increased growth, could be materially adversely affected.

PROVISIONS OF OUR GOVERNING DOCUMENTS MAY DETER OTHERS FROM ATTEMPTING TO ACQUIRE US.

Our governing documents contain provisions designed to prevent hostile takeovers, which may limit the ability of stockholders to sell their stock at a premium in a takeover. According to our governing documents, stockholders can only act at annual meetings or at special meetings of stockholders. Stockholders are not allowed to act by written consent. In addition, stockholders are not allowed to call for a special meeting. Only our board of directors, the chairman of the board or the president may call a special meeting. These provisions may make it difficult for stockholders to force us to hold special meetings. These provisions may also limit the ability of stockholders to consider transactions that they may want to approve, such as a hostile takeover of us.

Our governing documents also contain other provisions that could make it more difficult for a change in control to be effected. Our board of directors can issue preferred stock and can determine the rights of those preferred stockholders without the approval of our common stockholders. For example, our board of directors could give preferred stockholders one or more votes on issues on which common stockholders vote. This could have the effect of diluting the voting rights of common stockholders, which might further discourage other companies from trying to acquire us.

In addition, our certificate of incorporation contains provisions dividing our board of directors into three classes. Each class serves until the third succeeding annual meeting, and one class is elected at each annual meeting of stockholders. As a result, even if our stockholders might prefer to effect a change sooner, it could take at least two annual meetings of stockholders to change a majority of the members of the board of directors.

Furthermore, our certificate of incorporation authorizes, and we have adopted, a preferred share purchase rights plan, commonly referred to as a "poison pill." Under the rights plans, we have made a dividend distribution to the stockholders of record on November 6, 1996 of one right to purchase from us one one-hundredth of a share of our preferred stock for each outstanding share of our common stock. The terms of the rights and the circumstances under which they may be exercised are contained in a rights agreement, which has been filed with the SEC. These terms have been designed to deter hostile takeovers of us, even though our stockholders might favor a takeover, especially if it were to afford them an opportunity to sell their stock at a price above the prevailing market rate.

OUR STOCK PRICE IS VOLATILE AND COULD DROP PRECIPITOUSLY AND UNEXPECTEDLY.

Our common stock currently trades on The Nasdaq National Market. The prices of publicly traded stock often fluctuate. The price of our stock may rise or fall dramatically, even though our business performance has not changed. In the past, the stock price of technology companies has been especially volatile. We expect that this will continue to be the case.

In addition to these fluctuations, an investment in our stock could be affected by a wide variety of factors that relate to our business and industry, many of which are outside of our control. For example, the value of our common stock could be affected by:

         -    new product introductions;
         -    innovations by competitors;
         -    our competitors' announcements of their financial results;
         - the failure of our operating results to meet or exceed the expectations of investors and analysts;
         - changes in financial estimates and recommendations by security analysts;
         -    general economic conditions;
         -    disputes over patents or other proprietary rights;
         -    our litigation with Roche;
         -    publicity;
         -    regulations;
         -    market conditions; and
         - fluctuations in our performance and the performances of our licensees.

WE DO NOT PLAN TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK.

We have never paid cash dividends on our common stock. We have no plans to pay cash dividends in the foreseeable future.

THE VALUE OF THE COMMON STOCK MAY BE DILUTED IN THE FUTURE.

Our officers, directors, employees and consultants have options to purchase a significant aggregate amount of our common stock. If they exercise their options and purchase common stock, our common stock will be diluted. In addition, we currently have preferred stockholders and convertible debenture holders who have the right to convert their preferred shares and debentures, as the case may be, to common stock. Our common stock would be diluted if these preferred stockholders or convertible debenture holders decide to convert their securities in the future. Moreover, our common stock could be further diluted if we issue additional common stock or securities convertible into common stock in the future, which we may need to do to raise funds for our business. Sales of additional shares of our common stock or the conversion of securities into our common stock could cause the market price of our common stock to decrease.

ITEM 2.  PROPERTIES

Our principal administrative, marketing, manufacturing and research and development facility consists of an 84,000 square foot building located in Gaithersburg, Maryland. We took occupancy of this leased facility during 1995 with the lease expiring in 2005. We have an additional 18,000 square feet of leased research and development and sales facilities in Gaithersburg, Maryland, South San Francisco, California and Oxford, England. We believe that current facilities should be adequate for anticipated expansion needs.

ITEM 3.  LEGAL PROCEEDINGS

On September 15, 1997, the Company filed a lawsuit in Maryland against Roche Diagnostics GmBH (formerly Boehringer Mannheim GmbH). The lawsuit against Roche is pending in the Southern Division of the United States District Court for the District of Maryland. The lawsuit arises out of a 1992 License and Technology Development Agreement (the "Agreement"), under which the Company licensed to Roche certain rights to develop and commercialize diagnostic products based on the Company's ORIGEN technology. In its lawsuit, the Company alleges that Roche has failed to perform certain material obligations under the Agreement, including development and commercialization of ORIGEN technology according to the contractual timetable; exploitation of the license to the extent contemplated by the parties; phase out of certain non-royalty-bearing product lines; exploitation of ORIGEN technology only within Roche's licensed fields; proper treatment of intellectual property rights regarding ORIGEN technology; maintenance of records essential to the computation of royalties; and proper computation and payment of royalties. In its lawsuit, the Company seeks damages as well as injunctive and declaratory relief, including a judicial determination of its entitlement to terminate the Agreement. The Company voluntarily has agreed not to terminate the Agreement unless and until the Court determines its entitlement to do so.

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

In May 2000, the Company and Roche signed an agreement under which Roche transferred to the Company all of its physician office laboratory customers in the United States. Roche signed this agreement to comply with the preliminary injunction issued by the Court. This transfer involves approximately 60 diagnostic systems in U.S. physicians' offices. In addition to these systems, we continue to believe that an estimated 225 systems outside the United States fall within the scope of the preliminary injunction. We intend to pursue the disposition of those additional systems during the course of litigation with Roche. We began shipping test kits to the U.S. customers in June, 2000.

Roche has filed a counterclaim against the Company. Most of Roche's allegations relate to the relationship between the Company and its Japanese licensee, Eisai, Co., Ltd. In particular, Roche alleges that the Company breached the Agreement by permitting Eisai to market certain ORIGEN based products in Japan.

During fiscal 2000, the Company received notice from Roche that royalty payments due to the Company are now being reduced through an additional deduction from sales on which the royalty is based. The Company has notified Roche that it objects to this latest calculation which it does not believe is in accordance with the Agreement. Additionally, Roche has also claimed that the Company owes Roche $2.6 million in royalties previously paid to the Company as a result of a retroactive application of this additional deduction back to 1997. Roche has notified the Company that it does not intend to collect this retroactive amount pending ongoing settlement discussions between the Company and Roche. The Company believes the deduction and its retroactive application are not in accordance with the Agreement, and that it has meritorious defenses, and intends to vigorously oppose these claims.

This litigation against Roche may have a material adverse effect upon the Company regardless of whether the outcome is favorable or not.

In June 1998, a subsidiary of Ares-Serono ("Serono") filed a patent infringement claim against the Company, Roche and Organon Teknika in the U.S. District Court in Delaware. The action claims that Serono's patent "A Method of Assay Employing a Magnetic Electrode" is being infringed by the Company. Recently, F. Hoffman LaRoche, Ltd., a member of the Roche family of companies, acquired the patent from Serono and continues in Serono's place to assert the infringement claim against the Company and Organon Teknika. The Company does not believe it infringes the patent and intends to continue to vigorously defend against the claim.

In December 1997, IGEN International K.K., a Japanese subsidiary of the Company, filed a lawsuit in Tokyo District Court against Hitachi Ltd. ("Hitachi"). The lawsuit seeks to enjoin Hitachi from infringing IGEN K.K.'s license registration (known in Japan as a "senyo-jisshi-ken") to prevent Hitachi from manufacturing, using or selling the Elecsys 2010 Instrument, which incorporates the Company's patented ORIGEN technology, in Japan. Hitachi is the sole manufacturer for Roche of the Elecsys 2010 immunoassay instrument. Roche is licensed to market the Elecsys 2010 worldwide, except in Japan, to central hospital laboratories and clinical reference laboratories. The Company's ORIGEN technology is also licensed in Japan to Eisai Company, Ltd. The lawsuit requests injunctive relief against Hitachi.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is quoted on The Nasdaq National Market under the symbol IGEN. As of June 5, 2000, there were approximately 3,800 holders of record of the Company's Common Stock. No cash dividends have been paid on the Common Stock to date, and the Company currently intends to retain any earnings for development of the Company's business.

The following table sets forth, for periods indicated, the range of high and low closing sales prices of the Common Stock as quoted on The Nasdaq National Market.


         FISCAL 1999                 HIGH              LOW
         -----------                 ----              ---
         First Quarter               $ 45 3/4          $ 30 5/8
         Second Quarter              $ 40              $ 20 9/16
         Third Quarter               $ 31 1/8          $ 21 1/2
         Fourth Quarter              $ 35              $ 24

         FISCAL 2000
         -----------

         First Quarter               $ 33 7/8          $ 23 3/4
         Second Quarter              $ 30              $ 21
         Third Quarter               $ 29 15/16        $ 23 1/8
         Fourth Quarter              $ 39 11/16        $ 24 1/8



In January 2000, we sold $35 million in aggregate principal amount of 5% Subordinated Convertible Debentures due 2005. These debentures are convertible into our common stock at a price of $31 per share. In that transaction, we also issued warrants to purchase 282,258 of our common shares at an exercise price of $31 per share. Proceeds, net of issuance costs were $33.1 million. The debentures and warrants were sold in a private placement to a small number of institutional investors in reliance upon the private placement exemption in
Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data set forth below with respect to the Company's consolidated statements of operations for each of the years in the three-year period ended March 31, 2000 and with respect to the consolidated balance sheets at March 31, 2000 and 1999 are derived from, and are qualified by reference to, the consolidated financial statements that have been audited by Deloitte & Touche LLP, independent auditors, and are included elsewhere in this Form 10-K. The statement of operations data for each of the years in the two-year period ended March 31, 1997, and the balance sheet data at March 31, 1998, 1997 and 1996 are derived from audited financial statements not included in this Form 10-K. The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.


                                                               FISCAL YEAR ENDED MARCH 31,
-------------------------------------------------------------------------------------------------------
                                                2000        1999        1998        1997        1996
                                              --------    --------    --------    --------    --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenues:
   Product sales                              $  7,743    $  4,949    $  5,614    $  6,360    $  4,583
   Royalty income                               12,218       9,439       5,024         843          75
   License fees and contract revenue               700         510       2,795       8,802      11,266
                                              --------    --------    --------    --------    --------
         Total                                  20,661      14,898      13,433      16,005      15,924
                                              --------    --------    --------    --------    --------

Operating Costs and Expenses:
   Products costs                                2,262       1,340       1,716       2,448       1,848
   Research and development                     18,665      14,271      11,615      13,114      14,078
   Marketing, general and administrative        20,284      13,247      11,761      10,910       8,725
                                              --------    --------    --------    --------    --------
         Total operating expenses               41,211      28,858      25,092      26,472      24,651
                                              --------    --------    --------    --------    --------
Loss from operations                           (20,550)    (13,960)    (11,659)    (10,467)     (8,727)
Interest and other income (expense) -net       (11,855)        651        (171)        586       1,079
                                              --------    --------    --------    --------    --------
Net loss                                       (32,405)    (13,309)    (11,830)     (9,881)     (7,648)
Preferred dividends                              2,137       1,980         541          --          --
                                              --------    --------    --------    --------    --------
Net loss attributed to common shareholders    $(34,542)   $(15,289)   $(12,371)   $ (9,881)   $ (7,648)
                                              --------    --------    --------    --------    --------
                                              --------    --------    --------    --------    --------

Basic and diluted net loss per share          $  (2.24)   $  (1.00)   $  (0.82)   $  (0.66)   $  (0.52)
                                              --------    --------    --------    --------    --------
                                              --------    --------    --------    --------    --------

Shares used in computing net loss per share     15,415      15,318      15,116      14,959      14,779
                                              --------    --------    --------    --------    --------
                                              --------    --------    --------    --------    --------




                                                                 MARCH 31,
------------------------------------------------------------------------------------------------------
                                           2000         1999        1998          1997         1996
                                           ----         ----        ----          ----         ----
                                                                (IN THOUSANDS)
Balance Sheet Data:
Cash, cash equivalents and short-term
 Investments                            $  38,486    $  34,374    $  23,122    $   9,044    $  20,217
Working capital                            37,666       32,327       17,590        4,431       13,700
Total assets                               57,798       45,823       30,391       17,794       29,276
Long-term obligations                      58,734       32,704          146          158          329
Accumulated deficit                      (114,244)     (81,839)     (68,530)     (56,700)     (46,819)
Shareholders' (deficit) equity            (11,808)       5,590       20,862        7,882       17,435


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company has devoted substantial resources to the research and development of its proprietary technologies, primarily the ORIGEN(R) technology for the clinical diagnostic and life science markets. The Company currently derives most of its revenue from royalties that it receives from licensees that develop and market certain ORIGEN-based systems. The Company also generates sales of its own products, particularly the M-SERIES(TM) System and related consumable reagents, which commenced shipping in the second quarter of fiscal 2000. The Company may also selectively pursue additional strategic alliances, which could result in additional license fees or contract revenues.

RESULTS OF OPERATIONS

YEARS ENDED MARCH 31, 2000 AND 1999.

REVENUES. Total revenues for the fiscal year ended March 31, 2000 increased by approximately $5.8 million or 39% to $20.7 million from $14.9 million in fiscal 1999. The revenue growth for fiscal 2000 was due to increases in product sales and royalty income. Product sales were $7.7 million in fiscal 2000, an increase of 56% over the prior year's product sales of $4.9 million. This growth was led by the M-SERIES line of instrumentation and consumable products, which commenced sales in the second quarter of fiscal 2000. Royalty income was $12.2 million in fiscal 2000, an increase of 29% over the prior year's royalty income of $9.4 million. Royalties from Roche represent approximately $11.1 million (91%) of the total royalty income for fiscal 2000 as compared to approximately $8.6 million (91%) for fiscal 1999. Roche launched its Elecsys product line in 1996, which is based on IGEN's ORIGEN technology that was licensed to Roche under a 1992 license agreement. The Company is involved in litigation with Roche arising out of this agreement. One of the disputes in the litigation relates to the computation of royalties to which the Company is entitled under the Agreement. See Item 3, "Legal Proceedings".

OPERATING COSTS AND EXPENSES. Product costs were $2.3 million (29% of product sales) for fiscal 2000 compared to $1.3 million (27% of product sales) for fiscal 1999. The change in product cost margins is attributable to a change in product sales mix between instruments, services and reagents related to the M-SERIES product launch.

Operating costs, excluding product costs, increased to $38.9 million in fiscal 2000 compared to $27.5 million during fiscal 1999. During fiscal 2000, research and development costs increased $4.4 million (31%) to $18.7 million from $14.3 million in fiscal 1999. This increase was due to higher personnel and development expenses primarily associated with development of the M-SERIES System and related assays; development of additional instrumentation for the M-SERIES line of products to meet the expanding needs of the drug discovery and development market; and research and development expenses associated with the MesoScale Diagnostics (MSD) joint venture. Marketing, general and administrative expenses were $20.3 million in fiscal 2000, an increase of $7.1 million (53%) over the prior year's total of $13.2 million. This increase was due primarily to professional and legal fees associated with the Company's litigation with Roche and higher sales and marketing costs related to the launch of the M-SERIES System.

INTEREST AND OTHER EXPENSE. Interest expense, net of other income, increased $2.6 million in fiscal 2000 due to interest on higher debt balances during the year. The Company completed a $30 million debt financing in March 1999 and issued $35 million of convertible debentures in January 2000. The Company also recorded as interest, non-cash charges of $9.9 million in fiscal 2000 related to the beneficial conversion element of the convertible debentures and related warrants, of which $9.6 million was non-recurring.

NET LOSS. Excluding the non-cash charge of $9.9 million ($0.64 per share) taken to account for the beneficial conversion element of the convertible debentures and related warrants issued in January 2000, the net loss was $22.5 million ($1.60 per share) in fiscal 2000. Including the non-cash charge, the net loss was $32.4 million ($2.24 per share). This compares with a net loss of $13.3 million ($1.00 per share) for fiscal 1999. The convertible debentures had a one-time beneficial conversion feature measured as the difference between the conversion price and the fair value of the Company's common stock at the time of the issuance of the debentures.

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

During fiscal 2000, the Company received notice from Roche that royalty payments due to the Company are now being reduced through an additional deduction from sales on which the royalty is based. Roche has also claimed that the Company owes it $2.6 million in royalties previously paid to the Company as a result of a retroactive application of this deduction back to 1997. The Company has notified Roche that it objects to this latest calculation which it does not believe is in accordance with the Agreement. Roche has notified the Company that it does not intend to collect this retroactive amount pending ongoing settlement discussions between the Company and Roche. There can be no assurances that Roche will not unilaterally seek to collect this claim by withholding unrelated future royalty payments from the Company. In the event that Roche should do so, the Company's results of operations would be adversely affected for the period or periods in which the royalty payments are withheld.

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

As of March 31, 2000, the Company had net operating loss and general business credit tax carryforwards of approximately $93.3 million and $3.8 million, respectively. The Company's ability to utilize its net operating loss and general business credit tax carryforwards may be subject to an annual limitation in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Service Code of 1986, as amended.

YEARS ENDED MARCH 31, 1999 AND 1998.

REVENUES. Total revenues for the fiscal year ended March 31, 1999 increased by approximately $1.5 million or 11% to $14.9 million from $13.4 million in fiscal 1998. During fiscal 1999, $14.4 million (97%) of the Company's revenue was generated from the sale of products, either directly by IGEN or from royalties on licensees' sales. This represents a 35% increase from the $10.6 million of revenue recorded in fiscal 1998 from comparable sources. The revenue growth for fiscal 1999 was due to royalty income, which was $9.4 million, an increase of 88% over the prior year's royalty income of $5 million. Royalties from Roche represent approximately $8.6 million (91%) of the total royalty income for fiscal 1999 as compared to approximately $4.4 million (88%) for fiscal 1998.

OPERATING COSTS AND EXPENSES. Product costs were $1.3 million (27% of product sales) for fiscal 1999 compared to $1.7 million (31% of product sales) for fiscal 1998. Lower product costs and improved gross margins are attributable to a change in product mix between instruments, services and reagents and the elimination of sales to Organon Teknika for which the Company received no gross margin.

Operating costs, excluding product costs, increased to $27.5 million in fiscal 1999 compared to $23.4 million during fiscal 1998. During fiscal 1999, research and development costs increased $2.7 million (23%) to $14.3 million from $11.6 million in fiscal 1998 due to higher personnel and development expenses associated with development of the M-SERIES System. Marketing, general and administrative expenses were $13.2 million in fiscal 1999, an increase of $1.5 million (13%) over the prior year's total of $11.8 million. This increase was due primarily to professional and legal fees associated with the Company's litigation with Roche.

INTEREST AND OTHER EXPENSE. Interest income, net of other expense, increased approximately $800,000 in fiscal 1999 from higher cash balances and the reduction of interest expense associated with the advance royalty agreement with Roche, which was repaid during the first quarter of fiscal 1999.

NET LOSS. The net loss was $13.3 million ($1.00 per share) in fiscal 1999. This compares with a net loss of $11.8 million ($0.82 per share) for fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

Through March 31, 2000, the Company has financed its operations through the sale of Preferred and Common Stock, aggregating approximately $85 million; the placement of a $30 million debt financing with John Hancock Life Insurance Company in March 1999; and the placement of $35 million principal amount of convertible debentures in January 2000. Under the Hancock financing, the Company is obligated to make quarterly interest only payments of $637,500 through September 2000. Beginning in December 2000, principal and interest installments of $1.7 million will be due quarterly through March 2006. In addition, the Company is required to maintain a restricted cash account, which had a balance of $1.4 million as of March 31, 2000 and will increase during fiscal 2001 to $1.7 million. Under the subordinated convertible debentures, unless and until the holders of the debentures convert their debentures into common stock, the Company will be required to make semi-annual interest payments of $875,000 beginning in July 2000. Interest payments may be made in cash or an equivalent value of common stock. In addition, the Company has received funds from collaborative research and licensing agreements, sales of its ORIGEN line of products and royalties from product sales by licensees.

As of March 31, 2000, the Company had $38.5 million in cash, cash equivalents and short-term investments. Working capital was $37.8 million at March 31, 2000.

Net cash used for operating activities was $24.1 million, $15.5 million and $10 million during the years ended March 31, 2000, 1999 and 1998, respectively. These increases in cash used were due primarily to higher net losses incurred during each period.

The Company used approximately $4.6 million, $1.7 million, and $751,000 of net cash for investing activities (excluding short-term investment transactions used to provide cash for operations) substantially related to the acquisition of laboratory equipment, furniture and leasehold improvements during the years ended March 31, 2000, 1999 and 1998, respectively. Additionally, during fiscal years 1999 and 1998, the Company incurred capital lease obligations of approximately $180,000 and $80,000, respectively, related to acquisition of laboratory equipment, furniture and leasehold improvements. For fiscal 2001, future minimum lease payments for which the Company is obligated under capital lease agreements approximate $96,000 (including interest) and facility and equipment operating lease commitments approximate $1.8 million. The Company has also committed to future capital contributions under the MSD joint venture of $4.3 million. The Company believes material commitments for capital expenditures may be required in a variety of areas, such as product development programs. The Company has not, at this time, made commitments for any such capital expenditure or secured additional sources to fund such commitments.

The Company has no reason to believe that the existence of the Roche litigation is having a material adverse effect on Roche's sales pursuant to the Agreement or that a negative result for the Company in the Roche litigation would have a material adverse effect on Roche's sales, although there can be no assurance that the litigation or its outcome would not have such an effect. As it now stands, Roche has the right to continue to market its Elecsys products to central hospital laboratories and clinical reference laboratories during the term of the Agreement unless and until the Company is determined to have the right to terminate the Agreement and then determines to terminate the Agreement. If the Company elects to terminate the Agreement, it would have a material adverse effect on the Company's royalty revenue from the license sales unless and until the Company entered into a strategic partnership with another company that is able to develop and commercialize diagnostic instruments for central hospital laboratories and clinical reference laboratories. There can be no assurance, if the Company decided to terminate the Agreement that the Company would be able to enter into such a strategic partnership on terms favorable to the Company, if at all.

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

The Company needs substantial amounts of money to fund operations. Access to funds could be negatively impacted by many factors, including the results of pending litigation, the volatility of the price of the Company's common stock, continued losses from operations and other factors. The Company anticipates that existing capital resources, together with revenue from product sales, will be adequate to fund our operations through the middle of the calendar year 2001.

The Company may need to raise substantial amounts of money to fund a variety of future activity integral to the development of its business. The Company may try to raise necessary additional capital by issuing additional debt or equity securities. If the Company is unable to raise additional capital, it may have to scale back, or even eliminate, some programs. Alternatively, it may have to consider pursuing arrangements with other companies, such as granting licensees or entering into joint ventures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates do not affect interest expense incurred on the Company's long-term borrowings because they bear interest at a fixed rate. The principal terms of this debt are as follows:

         Note payable with John Hancock Life Insurance Company: $30 million principal, seven year, 8.5% Senior Secured Notes secured by future royalty revenue from Roche, maturing in 2006 with quarterly interest only payments through September 2000 and quarterly principal and interest payments through March 2006.

         Subordinated convertible debentures: $35 million principal, 5% interest maturing January 2005 with semi-annual interest payments in cash or equivalent value of common stock.

However, the Company runs a risk that market rates will decline and that the interest rate will exceed those based on the then-current market rate. The Company is currently not using interest rate derivative instruments to manage its exposure to interest rate changes.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


INDEX TO FINANCIAL STATEMENTS                                                PAGE
Independent Auditors' Report                                                  40

Consolidated Statements of Operations for the Three Years                     41
  Ended March 31, 2000, 1999 and 1998

Consolidated Balance Sheets at March 31, 2000 and 1999                        42

Consolidated Statements of Cash Flows for the Three Years                     43
  Ended March 31, 2000, 1999 and 1998

Consolidated Statements of Stockholders' (Deficit) Equity for the             44
  Three Years Ended March 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements                                    45


INDEPENDENT AUDITORS' REPORT

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
 OF IGEN INTERNATIONAL, INC.:

We have audited the accompanying consolidated balance sheets of IGEN International, Inc. (the Company) as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche LLP
McLean, Virginia
May 12, 2000

                            IGEN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            2000        1999        1998
                                                          --------    --------    --------
REVENUES (Notes 1, 2):
   Product sales                                          $  7,743    $  4,949    $  5,614
   Royalty income                                           12,218       9,439       5,024
   License fees and contract revenue                           700         510       2,795
                                                          --------    --------    --------
         Total                                              20,661      14,898      13,433
                                                          --------    --------    --------
OPERATING COSTS AND EXPENSES:
   Product costs                                             2,262       1,340       1,716
   Research and development                                 18,665      14,271      11,615
   Marketing, general, and administrative                   20,284      13,247      11,761
                                                          --------    --------    --------
         Total                                              41,211      28,858      25,092
                                                          --------    --------    --------

LOSS FROM OPERATIONS                                       (20,550)    (13,960)    (11,659)
                                                          --------    --------    --------

INTEREST AND OTHER (EXPENSE) INCOME:
  Beneficial conversion feature of debentures
  (Note 5)                                                  (9,597)         --          --
  Detachable warrant value (Note 5)                           (300)         --          --
  Other-net                                                 (1,958)        651        (171)
                                                          --------    --------    --------
    Total                                                  (11,855)        651        (171)
                                                          --------    --------    --------

NET LOSS                                                   (32,405)    (13,309)    (11,830)

PREFERRED DIVIDENDS                                         (2,137)     (1,980)       (541)
                                                          --------    --------    --------

NET LOSS ATTRIBUTED TO COMMON
SHAREHOLDERS                                              $(34,542)   $(15,289)   $(12,371)
                                                          --------    --------    --------
                                                          --------    --------    --------

BASIC AND DILUTED NET LOSS PER
COMMON SHARE (Notes 1,3)                                  $  (2.24)   $  (1.00)   $  (0.82)
                                                          --------    --------    --------
                                                          --------    --------    --------
SHARES USED IN COMPUTING
NET LOSS PER SHARE (Notes 1, 3)                             15,415      15,318      15,116
                                                          --------    --------    --------
                                                          --------    --------    --------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            IGEN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     March 31,
     ASSETS                                                                     2000          1999
                                                                              ---------    ---------
CURRENT ASSETS:
Cash and cash equivalents (Note 1)                                            $   3,172    $     720
Short term investments (Note 1)                                                  35,314       33,654
Accounts receivable, net                                                          5,678        3,252
Inventory (Note 1)                                                                3,063        1,455
Other current assets                                                              1,311          775
                                                                              ---------    ---------
   Total current assets                                                          48,538       39,856
                                                                              ---------    ---------

EQUIPMENT, FURNITURE, AND IMPROVEMENTS (Note 1)                                  13,181        9,025
Accumulated depreciation and amortization                                        (6,773)      (5,397)
                                                                              ---------    ---------
   Equipment, furniture, and improvements, net                                    6,408        3,628
                                                                              ---------    ---------

NONCURRENT ASSETS:
Deferred debt issuance costs (Notes 1, 4, 5)                                      1,108        1,361
Restricted cash (Notes 1, 4)                                                      1,400          600
Other                                                                               344          378
                                                                              ---------    ---------
   Total noncurrent assets                                                        2,852        2,339
                                                                              ---------    ---------
TOTAL                                                                         $  57,798    $  45,823
                                                                              ---------    ---------
                                                                              ---------    ---------

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                         $   6,838    $   4,924
Note payable (Note 4)                                                             2,168
Deferred revenue (Notes 1, 2)                                                     1,792        2,488
Obligations under capital leases (Note 9)                                            74          117
                                                                              ---------    ---------
   Total current liabilities                                                     10,872        7,529
                                                                              ---------    ---------

NONCURRENT LIABLITIES:
Note payable (Note 4)                                                            27,832       30,000
Subordinated convertible debentures (Note 5)                                     26,415           --
Convertible preferred stock dividend payable (Note 3)                             4,380        2,521
Obligations under capital leases (Note 9)                                           107          183
                                                                              ---------    ---------
   Total noncurrent liabilities                                                  58,734       32,704
                                                                              ---------    ---------

COMMITMENTS AND CONTINGENCIES (See Notes 9, 11)                                      --           --
                                                                              ---------    ---------

STOCKHOLDERS' (DEFICIT) EQUITY (Notes 1, 3)
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in Series: Series A, 600,000 shares designated, none issued; Series B, 25,000 shares designated, 23,465 and 25,000 shares issued and outstanding - liquidation value of $23,465 and $25,000 plus accrued
and unpaid dividends                                                                  1            1
Common stock: $.001 par value, 50,000,000 shares authorized: 15,577,600 and
15,361,500 shares issued and outstanding                                             15           15

Additional paid-in capital                                                      102,420       87,413

Accumulated deficit                                                            (114,244)     (81,839)
                                                                              ---------    ---------
   Total stockholders' (deficit) equity                                         (11,808)       5,590
                                                                              ---------    ---------
TOTAL                                                                         $  57,798    $  45,823
                                                                              ---------    ---------
                                                                              ---------    ---------



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            IGEN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                   2000        1999         1998
                                                                                 --------    --------    --------
OPERATING ACTIVITIES:
   Net loss                                                                      $(32,405)   $(13,309)   $(11,830)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                               2,063       1,313         942
        Deferred revenue                                                             (696)     (1,651)     (1,254)
          Beneficial conversion feature of convertible debenture                    9,597          --          --
        Amortization of detachable warrant charge                                     300          --          --
        Add (deduct) items not affecting cash:
           (Increase) decrease in accounts receivable                              (2,426)     (1,700)        648
           (Increase) decrease in inventory                                        (1,608)        (20)        640
           (Increase) decrease in other current assets                               (536)         89           2
           Increase (decrease) in accounts payable and accrued expenses             1,914        (228)        886
                                                                                 --------    --------    --------
            Net cash used for operating activities                                (23,797)    (15,506)     (9,966)
                                                                                 --------    --------    --------

INVESTING ACTIVITIES:
   Expenditures for equipment, furniture, and improvements                         (4,550)     (1,721)       (751)
   Sale of short-term investments                                                  54,139      32,706       8,781

   Purchase of short-term investments                                             (55,799)    (44,740)    (22,147)
                                                                                 --------    --------    --------
            Net cash used for investing activities                                 (6,210)    (13,755)    (14,117)
                                                                                 --------    --------    --------
FINANCING ACTIVITIES:
   Proceeds from note payable                                                          --      30,000          --
   Proceeds from subordinated convertible debentures                               35,000          --          --
   Disbursements for debt issuance costs                                           (1,896)     (1,361)         --
   Restricted cash                                                                   (800)       (600)         --
   Issuance of convertible preferred stock, net                                        --          --      23,428
   Issuance of common stock - net                                                     553         558       1,383
   Preferred stock dividend paid                                                     (279)         --          --
   Payments under capital lease obligations                                          (119)       (118)        (16)
                                                                                 --------    --------    --------
            Net cash provided by financing activities                              32,459      28,479      24,795
                                                                                 --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                2,452        (782)        712
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          720       1,502         790
                                                                                 --------    --------    --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                           $  3,172    $    720    $  1,502
                                                                                 --------    --------    --------
                                                                                 --------    --------    --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest Paid                                                                 $  2,583    $     61    $     12
                                                                                 --------    --------    --------
                                                                                 --------    --------    --------

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Capital lease obligations incurred for equipment, furniture and
    improvements                                                                 $      0    $    180    $     80
                                                                                 --------    --------    --------
                                                                                 --------    --------    --------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            IGEN INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                 (IN THOUSANDS)


                                                                                                               Notes
                                                                                                            Receivable
                                                                                                               From
                                             Convertible                          Additional                 Sale of
                                           Preferred Stock        Common Stock      Paid in    Accumulated  Subscribed
                                          Shares     Amount     Shares    Amount    Capital      Deficit       Stock        Total
                                          ------     ------     ------    ------    -------      -------       -----        -----
BALANCE
    APRIL 1, 1997                           --           --     14,987    $   15   $ 64,876     $(56,700)   $    (310)    $  7,881
Issuance of shares of common stock          --           --        274        --      1,073           --           --        1,073
Issuance of shares of convertible
   preferred stock, net                     25       $    1         --        --     23,427           --           --       23,428
Changes in notes receivable                 --           --         --        --         --           --          310          310
Net loss                                    --           --         --        --         --      (11,830)          --      (11,830)
                                          ------     ------     ------    ------    -------      -------       -----        -----
BALANCE
    MARCH 31, 1998                          25            1     15,261        15     89,376      (68,530)          --       20,862

Issuance of shares of common stock          --           --        100        --        558           --           --          558
Preferred stock, dividends payable          --           --         --        --     (2,521)          --           --       (2,521)
Net loss                                    --           --         --        --         --      (13,309)          --      (13,309)
                                          ------     ------     ------    ------    -------      -------       -----        -----

BALANCE
    MARCH 31, 1999                          25            1     15,361        15     87,413      (81,839)          --        5,590

Issuance of shares of common stock          --           --        107        --        553           --           --          553
Preferred stock converted                   (2)          --        110        --         --           --           --           --
Preferred stock, dividends payable          --           --         --        --     (2,137)          --           --       (2,137)
Detachable warrant charge                   --           --         --        --      6,995           --           --        6,995
Beneficial conversion feature of
   convertible debenture                                                              9,596                                  9,596
Net loss                                    --           --         --        --         --      (32,405)          --      (32,405)
                                          ------     ------     ------    ------    -------      -------       -----        -----
BALANCE
      MARCH 31, 2000                        23       $    1     15,578    $   15   $102,420    $(114,244)   $      --     $(11,808)
                                          ------     ------     ------    ------    -------      -------       -----        -----
                                          ------     ------     ------    ------    -------      -------       -----        -----


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain amounts from the prior years have been reclassified to conform to the current year presentation.

ORGANIZATION AND BUSINESS ACTIVITY - IGEN International, Inc. (the Company) develops, manufactures, and markets products that permit the detection and measurements of biological substances utilizing its patented ORIGEN(R) technology, which is based on electrochemiluminescence.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, IGEN Europe, Inc. and IGEN International, K.K. All significant intercompany transactions and balances have been eliminated.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - Cash equivalents include cash in banks, money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less. The Company has classified its short term investments consisting of U.S. Government Obligations and Corporate Debt-Securities as "available for sale" which are recorded at cost, that approximates market value.

RESTRICTED CASH - The Company has a debt service reserve of $1.4 million as of March 31, 2000 that is restricted in use (See Note 4). These funds are held in trust as collateral with increasing increments scheduled to a maximum of $1.7 million.

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

INVENTORY is recorded at the lower of cost or market using the first-in, first-out method and consists of the following:


         (IN THOUSANDS)          2000          1999
         --------------------------------------------
         Finished Goods       $  1,041       $    461
         Work in process         1,074            137
         Raw materials             948            857
                              --------       --------
           Total              $  3,063       $ 1,455
                              --------       --------
                              --------       --------


EQUIPMENT, FURNITURE, AND IMPROVEMENTS are carried at cost. Depreciation is computed over the estimated useful lives of the assets, generally five years, using accelerated methods, except for leasehold improvements, which are amortized on a straight-line basis over the life of the lease. Such property consists of the following:


         (IN THOUSANDS)                        2000           1999
         ------------------------------------------------------------
         Laboratory equipment                $   5,912      $  3,805
         Furniture and office equipment          4,745         3,606
         Leasehold improvements                  2,524         1,614
                                             ---------      --------
           Total                             $  13,181      $  9,025
                                             ---------      --------
                                             ---------      --------



DEFERRED DEBT ISSUANCE COSTS - The Company amortizes debt issuance costs using the effective interest method over the terms of the debt agreement.

OTHER ASSETS - The Company amortizes the cost of purchased patent rights on a straight-line basis over the estimated economic lives of such assets, ranging from five to twenty-one years. Accumulated amortization on purchased product technology rights was $284,000 and $250,000 at March 31, 2000 and 1999, respectively.

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

LOSS PER SHARE - The Company uses Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128") for the calculation of basic and diluted earnings per share. The Company's loss has been adjusted by dividends accumulated on the Company's Series B Convertible Preferred Stock.

NEW ACCOUNTING STANDARDS - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for years beginning after June 15, 2000 and requires recognition of all derivatives at fair value as either assets or liabilities in the Company's financial statements. The Company does not believe that adoption of SFAS No. 133 will have a material impact on its financial position or results of operation.

2.  LICENSE AND RESEARCH AGREEMENTS

In 1992, the Company entered into an agreement with Roche Diagnostics ("Roche"), under which that company was granted rights to develop and market certain clinical diagnostic systems worldwide based on the Company's ORIGEN technology. Under the terms of the agreement, the Company has received license payments of $50 million. This agreement also provides the Company with additional payments for certain product development work, as well as royalties on product sales. The Company is currently in litigation with Roche (See Note 11).

During 1993, the Company entered into a $20 million license and stock purchase agreement with Organon Teknika, B.V. Under this agreement, the Company sold 346,135 shares of common stock, granted a license to develop and market certain diagnostic systems worldwide utilizing the Company's ORIGEN technology and agreed to invest $5 million in research and development under a joint development program. Among other things, the agreement provides for royalty payments to the Company on product sales and for product supply arrangements between the parties. Under the product supply agreement, there were sales to Organon Teknika during the year ended March 31, 1998 of $1.3 million.

During 1990, the Company granted a license to Eisai Co., Ltd., to market in Japan a certain clinical diagnostic system based on the Company's ORIGEN technology. The agreement provided license fees of $8 million tied to the achievement of product development milestones. This agreement also provides for royalty payments to the Company on product sales. In August 1997, the Company received $2.75 million as an advance royalty payment of which approximately $1.3 million has been recognized as revenue through March 31, 2000.

During 1995, the Company established Meso Scale Diagnostics, LLC ("MSD"), a joint venture company formed for the development and commercialization of products utilizing a proprietary combination of multi-array technology together with ORIGEN and other technologies owned by the Company. Since inception, MSD has been engaged in a research and development program based on multi-array diagnostic techniques and the ability to control and adapt surface chemistry reactions on a microscopic level.

The MSD joint venture was formed together with Meso Scale Technologies, LLC ("MST"), a technology-based company which is a non-controlled, non-owned affiliated company. The Company's initial capital commitments to MSD are $5 million over time, of which $740,000 has been funded through March 31, 2000. Upon completion of its initial capital commitment, the Company's ownership will equal 50% of MSD's voting equity. In addition, the Company agreed to fund the organizational and certain ongoing (non-research) expenses of MSD, as well as the patent and organizational costs of MST. Further, the Company has contributed the personnel, facilities, equipment and other resources necessary to permit MSD to conduct its research. In exchange for these resources, the Company has received non-voting ownership interests in MSD, which provide a preferred return of 5% per annum, repaid out of a portion of future MSD profits.

For the years ended March 31, 2000, 1999 and 1998, the Company made total contributions to MSD of $4.5 million, $3.6 million and $2.6 million, respectively. The Company has accounted for its investments in MSD as research and development funding arrangements and accordingly, has recorded all payments as research and development expense.

3.  STOCKHOLDERS' (DEFICIT) EQUITY

CONVERTIBLE PREFERRED STOCK - In December 1997, the Company received net proceeds of $23.4 million from the issuance of 25,000 shares of Series B Convertible Preferred Stock, stated value $1,000 per share. The Series B Convertible Preferred Stock is convertible into 1,790,831 shares of common stock of the Company at a rate of $13.96 per share in accordance with the terms of the Certificate of Designation, Powers, Preferences and Rights. The Series B Convertible Preferred Stock entitles its holders to a dividend payment of 7.75% compounded annually on the stated value of the stock, and the Company may elect to make the dividends payable in common shares at a rate of $13.96 per share, rather than making the dividend payment in cash. If the Company elects to pay such dividends in shares of common stock, the Company may issue up to 760,430 shares to the holders of Series B Convertible Preferred Stock. During the year ended March 31, 2000, 1,535 shares of Series B Convertible Preferred Stock had been converted into 109,957 shares of common stock and upon conversion, the Company paid dividends of $279,000.

SHAREHOLDER RIGHTS PLAN - In 1996, the Board of Directors adopted a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of the Company's common stock (par value $.001 per share). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, of the Company at a price of $65.00 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights will be exercisable only if a person or group (other than certain affiliates of the Company) acquires 15% or more of the common stock or announces a tender offer that would result in that person or group acquiring 15% or more of the common stock. Once exercisable, the Plan allows stockholders (other than the acquirer) to purchase common stock or securities of the acquirer having a then current market value of two times the exercise price of the Right. The Rights are redeemable for $.01 per Right (subject to adjustment) at the option of the Board of Directors. Until a right is exercised, the holder of the Right has no rights as a stockholder of the Company. The Rights will expire in 2006 unless redeemed by the Company prior to that date.

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

A summary of the option activity is as follows:



                                       (in thousands)      Weighted Average     Range of Exercise
                                       Number of Shares     Exercise Price            Price
                                       ----------------     --------------            -----
Outstanding on April 1, 1997                1,641               $ 2.69             $ 0.29 - $9.63
 Granted                                      601               $ 6.67             $ 6.00 - $20.625
 Exercised                                   (274)              $ 3.91             $ 0.29 - $8.75
 Forfeited                                    (33)              $ 5.29             $ 4.57 - $5.50
                                           ------

Outstanding on March 31, 1998               1,935               $ 5.52             $ 0.29 - $20.00
 Granted                                       --                   --                         --
 Exercised                                   (100)              $ 5.58             $ 0.29 - $14.00
 Forfeited                                    (30)              $14.38             $ 4.87 - $20.625
                                           ------

Outstanding on March 31, 1999               1,805               $ 7.77             $ 0.29 - $20.625
 Granted                                       --                   --                           --
 Exercised                                    (81)              $ 6.81             $ 0.29 - $20.625
 Forfeited                                    (72)              $ 8.62             $4.875 - $20.625
                                           ------

Outstanding on March 31, 2000               1,652               $ 7.78             $ 0.29 - $20.625
 (Weighted Average Remaining Contractual   ------
  Life is 4.5 years)                       ------



At March 31, 2000, there were options for approximately 1.4 million shares exercisable under the Plans with a Weighted Average Exercise Price of $6.49.

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

If compensation cost for the Company's fiscal 2000, 1999 and 1998 grants for stock-based compensation had been determined consistent with the fair value-based method of accounting per SFAS 123, the Company's pro forma net loss and pro forma loss per share for the years ended March 31, 2000, 1999, and 1998 would be as follows:


                                   2000         1999           1998
                                   ----         ----           ----
     Net loss (in thousands)
          As reported          $  (32,405)   $  (13,309)   $  (11,830)
          Pro forma            $  (34,455)   $  (15,359)   $  (12,130)
     Basic loss per share
          As reported          $    (2.24)   $    (1.00)   $    (0.82)
          Pro forma            $    (2.37)   $    (1.13)   $    (0.84)


The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing models with the following assumptions:


                                               2000           1999         1998
                                               ----           ----         ----
        Expected dividend yield                   0%             0%           0%
        Expected stock price volatility       67.71%         82.51%       53.24%
        Risk-free interest rate                6.33%          5.58%        6.74%
        Expected option term                 5 years        5 years      5 years



4.  NOTE PAYABLE

In March 1999, the Company entered into a debt financing with John Hancock Mutual Life Insurance Company under a Note Purchase Agreement ("Note") from which the Company received $30 million. The seven year, 8.5% Senior Secured Notes mature in 2006 with quarterly interest only payments of $637,500 through September 2000. Beginning December 2000, principal and interest installments of $1.7 million will be due quarterly through March 2006. The Company is required make to note principal and interest payments of $4.7 million for the year ending March 31, 2001 and $6.9 million in each of the years ending March 31, 2002, 2003, 2004 and 2005.

Collateral for the debt is represented by royalty payments and rights of the Company to receive monies due pursuant to the Company's license agreement with Roche. Additional collateral is represented by a Restricted Cash account which has a balance of $1.4 million as of March 31, 2000 and will increase to a maximum of $1.7 million in fiscal 2001. Covenants within the Note include compliance with annual and quarterly Royalty Payment Coverage Ratios which are tied to royalty payments and debt service.

Costs associated with obtaining the debt financing totaling $1.4 million were deferred and are represented as Deferred Debt Issuance Costs on the balance sheet. These costs are being amortized over the seven year life of the Note and totaled $ 264,000 for the year ended March 31, 2000. The Note is carried at face value, which the Company believes approximates fair value.

5.  SUBORDINATED CONVERTIBLE DEBENTURES

In January 2000, the Company completed a placement of $35 million principal amount of Subordinated Convertible Debentures. The 5% debentures, if not converted, mature January 2005 with semi-annual interest payments to be made in cash or an equivalent value of common stock. The debentures are immediately convertible into 1,129,032 shares of the Company's common stock, which represents a $31 per share conversion price.

The debentures have a one-time beneficial conversion feature totaling $9.6 million measured as the difference between the conversion price of $31 per share and the fair value of the common stock at the time of the issuance of the debentures. The beneficial conversion feature was recorded as a one-time non-cash charge to interest expense.

As part of this financing, the Company also issued detachable warrants to purchase 282,258 shares of common stock with an exercise price of $31 per share. Using the Black-Scholes model and the relative fair value of the warrants and the debentures at the time of issuance, these warrants were valued at approximately $7 million. The detachable warrant value has been recorded as a reduction of the face value of the convertible debentures. Costs associated with placing the debentures totaling $1.9 million, were deferred and have been netted against the recorded convertible debenture balance. The convertible debenture discount consisting of the warrant value and debt issuance costs is being amortized over the five year life of the debentures.

The Company believes the fair value of the subordinated convertible debentures approximates their face value.

6.  INCOME TAXES

For the years ended March 31, 2000, 1999 and 1998, the Company recorded no federal or state income tax expense and did not pay federal or state tax, as calculated by applying statutory rates to pretax income. During fiscal 1998, the Company received a $4.75 million payment from its Japanese corporate partner, Eisai, Ltd net of the Japanese tax withholding of $475,000. The Company recognized revenue of $623,000, $358,400 and $2.3 million under this arrangement in fiscal 2000, 1999 and 1998, and recorded the associated foreign tax of $62,300, $35,800 and $225,000 which is reflected in Other Expense in the financial statements.

As of March 31, 2000, the Company has available for income tax reporting purposes net operating loss and general business credit carryforwards approximating $93.3 million and $3.8 million, respectively. These carryforwards expire in varying amounts through March 31, 2015. The use of the Company's net operating loss carryforward may be significantly reduced, if substantial changes in stock ownership take place. The potential tax benefits of the unused carryforwards have not been recorded for financial statement purposes because of the uncertainty of realizing those benefits in the future.

The approximate tax effects of temporary differences that gave rise to the Company's deferred tax assets are as follows:


          (in thousands)                                            2000       1999
          --------------                                          --------     --------
        Deferred tax assets:
         Deferred revenue                                         $    692     $    945
         Net operating loss and tax credit carryforwards            39,950       29,603
         Other                                                         280           94
         Less valuation allowance                                  (40,922)     (30,642)
                                                                  --------     --------
        Net deferred tax assets                                   $     --     $     --
                                                                  --------     --------
                                                                  --------     --------



7.  EMPLOYEE SAVINGS PLAN

The Company has an Employee Savings Plan (the Plan) qualifying under Section 401(k) of the Internal Revenue Code and subject to the Employee Retirement Income Security Act of 1974, as amended. The Company made discretionary contributions of $240,000, $181,000 and $129,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

The Company is not obligated under any other postretirement benefit plan.

8.  RELATED PARTIES

Certain shareholders of the Company are also shareholders of several other companies, which are considered affiliates of the Company for the purpose of this disclosure. The Company has a shared services arrangement with affiliated companies. These shared services include accounting, human resources and other administrative services, as well as facility related costs and services. The Company incurred total shared services costs of approximately $8.5 million, $6.8 million and $ 6.1 million for the years ended March 31, 2000, 1999 and 1998, respectively. Of these shared services costs, $1.8 million, $1.2 million and $1 million were allocated to the affiliated companies for these respective years. Amounts due from affiliated companies under the shared services arrangement were approximately $340,000, $44,500, and $43,500 at March 31, 2000, 1999 and 1998,
respectively, and all such amounts were paid after each respective year end.

The Company has licensed certain diagnostic technologies from affiliated companies and has licensed certain pharmaceutical technologies to affiliated companies. No royalties have ever been earned or accrued under these license agreements.

9.  COMMITMENTS

CAPITAL LEASES - The Company is obligated under capital lease agreements, for certain equipment, furniture and building improvements. The aggregate discounted lease payments are recorded as a liability, and the fair market value of the related leased assets are capitalized and amortized over the assets estimated useful lives. Total assets capitalized pursuant to such agreements were approximately $350,000 at March 31, 2000 with accumulated depreciation totaling approximately $236,000.

The future minimum payments (in thousands) under these lease agreements at March 31, 2000 are as follows:

       2001                                                 $   96
       2002                                                     66
       2003                                                     60
                                                            ------
       Total minimum payments                                  222
       Amount representing interest                            (41)
                                                            ------
        Obligations under capital leases                       181
       Current portion                                         (74)
                                                            ------
        Obligations under capital leases - noncurrent       $  107
                                                            ------
                                                            ------



OPERATING LEASES - The Company leased office, laboratory and manufacturing facilities pursuant to operating leases expiring in 2005. Rent expense for facility and equipment operating leases totaled approximately $1.5 million for each of the years ended March 31, 2000, 1999, and 1998.

RESEARCH AGREEMENTS - The Company has entered into agreements with entities to fund research and development programs. (See Note 2)

At March 31, 2000, the future minimum lease and research payments under these agreements are as follows:


                 (in thousands)     Operating Leases  Research Agreements
                 --------------     ----------------  -------------------
                   2001                $    1,798          $  4,260
                   2002                     1,776                --
                   2003                     1,795                --
                   2004                     1,828                --
                   2005                     1,570
                   Thereafter                   7                --
                                       ----------          --------
                   Total               $    8,774          $  4,260
                                       ----------          --------
                                       ----------          --------


10. SEGMENT INFORMATION

The Company operates in one business segment. It is engaged in the development and commercialization of ORIGEN-based products for the detection and measurement of biological substances. Domestic and foreign product sales are as follows:


                   (in thousands)              2000        1999        1998
                   --------------            -------     -------     -------
                   Domestic product sales    $ 6,186     $ 4,523     $ 4,960
                   Foreign product sales       1,557         426         654
                                             -------     -------     -------
                   Total                     $ 7,743     $ 4,949     $ 5,614
                                             -------     -------     -------
                                             -------     -------     -------



With the exception of royalty and contract revenue from Roche and Eisai, no single customer accounted for more than 10% of total revenue. Revenue from Roche totaled 54%, 61% and 39% of total revenues for the years ended March 31, 2000, 1999 and 1998, respectively, while revenue from Eisai totaled 17% for the year ended March 31, 1998. Roche is the only customer with an account receivable balance that exceeds 10% of total outstanding receivables. The amount receivable from Roche totaled 49% and 73% of total accounts receivable at March 31, 2000 and 1999, respectively.

11.  LITIGATION

ROCHE

On September 15, 1997, the Company filed a lawsuit in Maryland against Roche Diagnostics GmBH (formerly Boehringer Mannheim GmbH). The lawsuit against Roche is pending in the Southern Division of the United States District Court for the District of Maryland. The lawsuit arises out of a 1992 License and Technology Development Agreement (the "Agreement"), under which the Company licensed to Roche certain rights to develop and commercialize diagnostic products based on the Company's ORIGEN(R) technology. In its lawsuit, the Company allegeS that Roche has failed to perform certain material obligations under the Agreement, including development and commercialization of ORIGEN technology according to the contractual timetable; exploitation of the license to the extent contemplated by the parties; phase out of certain non-royalty-bearing product lines; exploitation of ORIGEN technology only within Roche's licensed fields; proper treatment of intellectual property rights regarding ORIGEN technology; maintenance of records essential to the computation of royalties; and proper computation and payment of royalties. In its lawsuit, the Company seeks damages as well as injunctive and declaratory relief, including a judicial determination of its entitlement to terminate the Agreement. The Company voluntarily has agreed not to terminate the Agreement unless and until the Court determines its entitlement to do so.

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

In May 2000, the Company and Roche signed an agreement under which Roche transferred to the Company all of its physician office laboratory customers in the United States. Roche signed this agreement to comply with the preliminary injunction issued by the Court. This transfer involves approximately 60 diagnostic systems in U.S. physicians' offices. In addition to these systems, the Company continues to believe that an estimated 225 systems outside the United States fall within the scope of the preliminary injunction and intends to pursue the disposition of those additional systems during the course of litigation with Roche.

Roche has filed a counterclaim against the Company. Most of Roche's allegations relate to the relationship between the Company and its Japanese licensee, Eisai, Co., Ltd. In particular, Roche alleges that the Company breached the Agreement by permitting Eisai to market certain ORIGEN based products in Japan.

During fiscal 2000, the Company received notice from Roche that royalty payments due to the Company are now being reduced through an additional deduction from sales on which the royalty is based. The Company has notified Roche that it objects to this latest calculation which it does not believe is in accordance with the Agreement. Additionally, Roche has also claimed that the Company owes Roche $2.6 million in royalties previously paid to the Company as a result of a retroactive application of this additional deduction back to 1997. Roche has notified the Company that it does not intend to collect this retroactive amount pending ongoing settlement discussions between the Company and Roche. The Company believes the deduction and its retroactive application are not in accordance with the Agreement, and that it has meritorious defenses, and intends to vigorously oppose these claims.

This litigation against Roche may have a material adverse effect upon the Company regardless of whether the outcome is favorable or not.

The Company recorded royalty income from this Agreement of $11.1 million, $8.6 million and $4.4 million for the years ended March 31, 2000, 1999 and 1998, respectively.

In June 1998, a subsidiary of Ares-Serono ("Serono") filed a patent infringement claim against the Company, Roche and Organon Teknika in the U.S. District Court in Delaware. The action claims that

Serono's patent "A Method of Assay Employing a Magnetic Electrode" is being infringed by the Company. Recently, F. Hoffman LaRoche, Ltd., a member of the Roche family of companies, acquired the patent from Serono and continues in Serono's place to assert the infringement claim against the Company and Organon Teknika. The Company does not believe it infringes the patent and intends to continue to vigorously defend against the claim.

HITACHI

In December 1997, IGEN International K.K., a Japanese subsidiary of the Company, filed a lawsuit in Tokyo District Court against Hitachi Ltd. ("Hitachi"). The lawsuit seeks to enjoin Hitachi from infringing IGEN K.K.'s license registration (known in Japan as a "senyo-jisshi-ken") to prevent Hitachi from manufacturing, using or selling the Elecsys 2010 Instrument, which incorporates the Company's patented ORIGEN technology, in Japan. Hitachi is the sole manufacturer for Roche of the Elecsys 2010 immunoassay instrument. Roche is licensed to market the Elecsys 2010 worldwide, except in Japan, to central hospital laboratories and clinical reference laboratories. The Company's ORIGEN technology is also licensed in Japan to Eisai Company, Ltd. The lawsuit requests injunctive relief against Hitachi.

OTHER MATTERS

From time to time, claims and legal proceedings arise that are routine matters. Disposition of such proceedings are not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                    PART III

Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         (a) DIRECTORS. The information with respect to directors required under this item is incorporated herein by reference to the section captioned "Election of Directors" in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders to be held on September 14, 2000.

         (b) EXECUTIVE OFFICERS. The information with respect to executive officers required under this item is incorporated herein by reference to Part I, Item 1 of this 10K Report titled "Business--Executive Offices of the Company".

ITEM 11. EXECUTIVE COMPENSATION.

The information required under this item is incorporated herein by reference to the sections entitled "Executive Compensation -- Compensation for Directors", "--Compensation of Executive Officers", "--Stock Option Grants and Exercises", in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders to be held on September 14, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required under this item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders to be held on September 14, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required under this item is incorporated herein by reference to the sections entitled "Certain Transactions" in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders to be held on September 14, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1) INDEX TO FINANCIAL STATEMENTS.

The financial statements listed in the Index to Financial Statements are filed as part of this Annual Report on Form 10-K. See ITEM 8 - Consolidated Financial Statements and Supplementary Data.

         (a)(2) INDEX TO FINANCIAL STATEMENT SCHEDULES.

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

         (a)(3) INDEX TO EXHIBITS.

The Exhibits filed as part of this Form 10-K are listed on and incorporated by reference to the Exhibit Index immediately following the Signature page to this Form 10K.

         (b)  REPORTS ON FORM 8-K:

              (1) On January 12, 2000, the Company filed a Form 8-K Current Report reporting under Item 5 that on January 11, 2000, the Company sold $35 million in aggregate principal amount of 5% Subordinated Convertible Debentures due 2005. The Company also issued warrants to purchase up to 282,258 shares of the Company's common stock, par value $0.001 per share. The convertible debentures are convertible into the Company's common stock at a conversion price of $31 per share. A copy of the press release announcing the financing and a copy of the Securities Purchase Agreement pursuant to which the convertible debentures and warrants were sold were filed therewith as exhibits.

              (2) On January 27, 2000, the Company filed a Form 8-K Current Report reporting under Item 5 that on December 30, 1999, the U.S. Court of Appeals for the Fourth Circuit affirmed a preliminary injunction that the U.S. District Court for the District of Maryland had issued against Roche Diagnostics, GmbH, the diagnostics unit of F. Hoffman La Roche. The preliminary injunction, issued in 1998, enjoined Roche from marketing products based on the Company's ORIGEN(R) technology to physician officE laboratories. The preliminary injunction also required Roche to transfer existing customers to the Company and to escrow all revenues from physician office laboratory sales pending the final outcome of the lawsuit that the Company filed against Roche in 1997.

         (c) EXHIBITS The Exhibits filed as part of this Form 10-K are listed on and incorporated by reference to the Exhibit Index immediately following the Signature page to this Form 10K.

         (d) FINANCIAL STATEMENT SCHEDULES. All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  IGEN International, Inc.

June 29, 2000                     By: /s/ Samuel J. Wohlstadter
                                     --------------------------
                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SIGNATURE                            TITLE                            DATE

/s/ Samuel J. Wohlstadter      Chief Executive Officer           June 29, 2000
-------------------------      (Principal Executive
Samuel J. Wohlstadter          Officer); Director

/s/ George V. Migausky         Vice President                    June 29, 2000
----------------------         and Chief Financial Officer
George V. Migausky             (Principal Financial and
                               Accounting Officer)

/s/ Richard J. Massey          President, Chief Operating        June 29, 2000
----------------------         Officer; Director
Richard J. Massey

/s/ Richard Cass               Director                          June 29, 2000
----------------------
Richard Cass

/s/ Anthony Rees               Director                          June 29, 2000
----------------------
Anthony Rees

/s/ Robert Salsmans            Director                          June 29, 2000
----------------------
Robert Salsmans

/s/ Joop Sistermans            Director                          June 29, 2000
----------------------
Joop Sistermans

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                              DESCRIPTION OF DOCUMENT
------                              -----------------------
2.1(4)             Agreement and Plan of Merger effective November 19, 1996 (by virtue of a reincorporation), by and between IGEN, Inc., a
                   California corporation and IGEN International, Inc. a
                   Delaware corporation

3.1(4) Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on August 30, 1996.

3.2(4)             Certificate of Designation of Series A Junior Participating
                   Preferred Stock, as filed with the Secretary of State of the State of Delaware on November 18, 1996.

3.3(8)             Certificate of Designation of Series B Convertible Preferred
                   Stock, as filed with the Secretary of State of the State of Delaware on December 18, 1997.

3.4(4)             Bylaws, as currently in effect.

4.1(7)             Form of Specimen Right Certificate.

4.2(7) Rights Agreement, dated November 6, 1996, between the Company and The First National Bank of Boston.

4.3(9) Note Purchase Agreement between the Company and the purchasers named therein dated as of March 22, 1999.

4.4(10) Securities Purchase Agreement, dated as of January 11, 2000, among Company and the Purchasers listed on Schedule I thereto

4.5(8)             Purchase Agreement for the Series B Convertible Preferred
                   Stock between the Company and the purchasers named therein dated as of December 16, 1997.

10.4(3)            Agreement between the Company and Eisai Co., Ltd. dated May
                   25, 1990 (with certain confidential information deleted).

10.4.1(1)          Supplemental Agreement between Eisai Co., Ltd. and the
                   Company

10.5(3)            License and Development Technology Agreement between the
                   Company and Boehringer Mannheim GmbH dated September 23, 1992
                   (with certain confidential information deleted).

10.5.1(2)          Advanced Royalty Agreement between the Company and Boehringer
                   Mannheim GmbH dated January 9, 1997.

10.6(3)            License Agreement between the Company and Hyperion Catalysis
                   International ("Hyperion") dated October 10, 1993 as amended
                   March 15, 1990.

10.7(3)            Common Stock Purchase Agreement between the Company and
                   Organon Teknika B.V. ("Organon") dated May 19, 1993.

10.8(3) License and Technology Development agreement between the Company and Organon dated May 19, 1993 (with certain confidential information deleted).

10.10(3)           Term Sheet for Consolidation of Research Projects between the
                   Company and Proteinix Corporation dated December 14, 1993
                   (with certain confidential information deleted).

10.11(3) Term Sheet for consolidation of Cancer Research Projects between the Company and Pro-Neuron, Inc. dated December 14,
                   1993 (with certain confidential information deleted).

10.12(3) Form of Indemnity Agreement entered into between the Company and its directors and officers.

10.13(3)+          1985 Stock Option Plan, as amended, and related Form of
                   Incentive Stock Option Grant and Form of Nonqualified Stock
                   Option Grant.



EXHIBIT
NUMBER                              DESCRIPTION OF DOCUMENT
------                              -----------------------

10.14(5)+          1994 Stock Option Plan, and related Form of Incentive Stock
                   Option Grant.

10.15(5)+          1994 Non-Employee Directors Stock Option Plan, and related
                   Form of Incentive Stock Option Grant.

10.16(5)           Lease Agreement between the Company and W-M 16020 Limited
                   Partnership dated October 5, 1994.

10.17(5) Agreement for Purchase and Sale of Joint Venture Interest between the Company and Hyperion, dated December 28, 1994

10.18(6) Joint Venture Agreement, dated as of November 30, 1995, between Meso Scale Diagnostics, LLC ("MSD"), Meso Scale
                   Technologies, LLC ("MST") and the Company.

10.19(6)           Limited Liability Company Agreement, dated as of November 30,
                   1995, between MSD, MST and the Company.

10.20(6) IGEN/MSD License Agreement, dated as of November 30, 1995, between MSD and the Company.

10.21(6) Indemnification Agreement, dated as of November 30, 1995, between the Company and Jacob Wohlstadter.

11.1               Calculation of net loss per share. Filed herewith.

21                 List of subsidiaries

23.1               Consent of Deloitte & Touche LLP. Filed herewith.

27.1               Financial Data Schedule. Filed herewith.



+        Denotes management contract or compensatory plan or arrangement

(1) Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1997.

(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1997.

(3) Previously filed as an exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-72992) and incorporated by reference herein.

(4) Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended December 31, 1996.

(5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

(6) Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended December 31, 1995.

(7) Incorporated by reference to Exhibit 1.1 of the Company's Form 8-A filed December 10, 1996.

(8) Previously filed as an exhibit to the Company's Registration Statement on Form S-3, as amended (Registration No. 333-45355).

(9) Previously filed as an exhibit to the Company's Form 10-K or the fiscal year ended March 31, 1999.

(10) Previously filed as an exhibit to the Company's Form 8-K on January 12, 2000.