Form 10-Q
period 2000-06-30
IGEN INTERNATIONAL INC /DE
filed 2000-08-14
CIK 916304

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                         For Quarter Ended June 30, 2000
                                          --------------

                         Commission File Number 0-23252
                                               --------

                            IGEN INTERNATIONAL, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       DELAWARE                        94-2852543
         ---------------------------------------------------------------
          (State or other jurisdiction of             (IRS Employer
            incorporation or organization)         Identification No.)


                 16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD 20877
          ------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                  301-869-9800
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X        No
                               ----        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                         Outstanding At July 24, 2000
             -----                         ----------------------------

   Common Stock, $0.001 par value                  15,802,865

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION
------------------------------

Item 1:  FINANCIAL STATEMENTS

         Balance Sheets - June 30, 2000 and March 31, 2000                   3

         Statements of Operations - For the three months ended
         June 30, 2000 and 1999                                              4

         Statements of Cash Flows - For the three months ended
         June 30, 2000 and 1999                                              5

         Notes to Financial Statements                                       6

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

         CONDITION AND RESULTS OF OPERATIONS                                11

Item 3:  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           15

PART II  OTHER INFORMATION
--------------------------

Item 1:  LEGAL PROCEEDING                                                   16

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K                                   16

SIGNATURES                                                                  17


                                             IGEN INTERNATIONAL, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               June 30, 2000      March 31, 2000
                                                                               -------------      --------------
     ASSETS                                                                     (Unaudited)
     ------
CURRENT ASSETS:
Cash and cash equivalents                                                         $   6,674        $   3,172
Short term investments                                                               24,983           35,314
Accounts receivable, net                                                              7,326            5,678
Inventory                                                                             4,692            3,063
Other current assets                                                                  1,209            1,311
                                                                                  ---------        ---------
   Total current assets                                                              44,884           48,538
                                                                                  ---------        ---------

EQUIPMENT, FURNITURE AND IMPROVEMENTS                                                14,287           13,181
Accumulated depreciation and amortization                                            (7,463)          (6,773)
                                                                                  ---------        ---------
   equipment, furniture and improvements, net                                         6,824            6,408
                                                                                  ---------        ---------

NONCURRENT ASSETS:

Deferred debt issuance costs                                                          1,039            1,108
Restricted cash                                                                       1,600            1,400
Other                                                                                   338              344
                                                                                  ---------        ---------
   Total noncurrent assets                                                            2,977            2,852
                                                                                  ---------        ---------
TOTAL                                                                             $  54,685        $  57,798
                                                                                  =========        =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                             $   8,588        $   6,838
Note payable                                                                          3,321            2,168
Deferred revenue                                                                      1,512            1,792
Obligations under capital leases                                                         60               74
                                                                                  ---------        ---------
   Total current liabilities                                                         13,481           10,872
                                                                                  ---------        ---------
NONCURRENT LIABLITIES:
Note payable                                                                         26,679           27,832
Subordinated convertible debt                                                        26,877           26,415
Convertible preferred stock dividend payable                                          4,921            4,380
Obligations under capital leases                                                         95              107
                                                                                  ---------        ---------
   Total noncurrent liabilities                                                      58,572           58,734
                                                                                  ---------        ---------
STOCKHOLDERS' DEFICIT:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in Series: Series A, 600,000 shares designated, none issued; Series B, 25,000 designated, 23,465 shares issued and outstanding -
liquidation value of $23,465 plus accrued and unpaid dividends                            1                1
Common stock: $.001 par value, 50,000,000 shares authorized: 15,600,500 and
15,577,600 shares issued and outstanding                                                 15               15
Additional paid-in capital                                                          101,991          102,420
Accumulated deficit                                                                (119,375)        (114,244)
                                                                                  ---------        ---------
   Total stockholders' deficit                                                      (17,368)         (11,808)
                                                                                  ---------        ---------
TOTAL                                                                             $  54,685        $  57,798
                                                                                  =========        =========


                       See notes to financial statements.

                            IGEN INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED

                                                    THREE MONTHS ENDED
                                                         JUNE 30,
                                                   2000            1999
                                                 --------        --------
REVENUES:
    Royalty income                               $  3,860        $  3,045
    Product sales                                   1,964             727
    Contract fees                                   1,750             150
                                                 --------        --------
                                                    7,574           3,922
                                                 --------        --------
OPERATING COSTS AND EXPENSES:
    Product costs                                     594             175
    Research and development                        5,755           4,021
    Marketing, general and administrative           5,238           4,352
                                                 --------        --------
                                                   11,587           8,548
                                                 --------        --------
LOSS FROM OPERATIONS                               (4,013)         (4,626)

INTEREST (EXPENSE) INCOME - NET                    (1,118)           (447)
                                                 --------        --------

NET LOSS                                           (5,131)         (5,073)

PREFERRED DIVIDENDS                                  (542)           (520)
                                                 --------        --------
NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS
                                                 $ (5,673)       $ (5,593)
                                                 ========        ========
BASIC AND DILUTED LOSS PER COMMON SHARE          $  (0.36)       $  (0.36)
                                                 ========        ========
SHARES USED IN COMPUTING NET LOSS
PER SHARE                                          15,589          15,366
                                                 ========        ========








                       See notes to financial statements.

                                             IGEN INTERNATIONAL, INC.
                                             STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                     UNAUDITED

                                                                                       THREE MONTHS ENDED
                                                                                            JUNE 30,
                                                                                       2000            1999
                                                                                     --------        --------
OPERATING ACTIVITIES:
  Net loss                                                                           $ (5,131)       $ (5,073)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                      1,221             497
     Deferred revenue                                                                    (280)           (176)
     Add (deduct) items not affecting cash:
       Increase in accounts receivable                                                 (1,648)           (170)
       Increase in inventory                                                           (1,629)           (743)
       Decrease (increase) in other current assets                                        102            (349)
       Increase in accounts payable and accrued expenses                                1,750             641
       Decrease in other noncurrent assets                                                  6               6
                                                                                     --------        --------
                  Net cash used for operating activities                               (5,609)         (5,367)
                                                                                     --------        --------
INVESTING ACTIVITIES:
  Expenditures for equipment, furniture and improvements                               (1,106)           (518)
  Purchase of short-term investments                                                   (4,871)         (8,455)
  Sale of short-term investments                                                       15,202          14,356
                                                                                     --------        --------
                  Net cash provided by investing activities                             9,225           5,383
                                                                                     --------        --------
FINANCING ACTIVITIES:
  Restricted cash                                                                        (200)           (200)
  Issuance of common stock - net                                                          112              50
  Principal payments under capital lease obligations                                      (26)            (28)
                                                                                     --------        --------
                  Net cash used for financing activities                                 (114)           (178)
                                                                                     --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    3,502            (162)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          3,172             720
                                                                                     --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  6,674        $    558
                                                                                     ========        ========

   SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

   DURING THE QUARTERS ENDED JUNE 30, 2000 AND 1999, THE COMPANY ACCRUED UNPAID PREFERRED STOCK DIVIDENDS OF APPROXIMATELY $542,000 AND
   $520,000, RESPECTIVELY.

                       See notes to financial statements.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

NOTES TO FINANCIAL STATEMENTS (unaudited)

1.   BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The financial statements of IGEN International, Inc. (the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at June 30, 2000 and the Company's results of operations and cash flows for the three month periods ended June 30, 2000 and 1999. Interim period results are unaudited and are not necessarily indicative of results of operations or cash flows for a full year period. The balance sheet at March 31, 2000 was derived from audited financial statements at such date.

Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying financial statements and these notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's most recent annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - Cash equivalents include cash in banks, and money market funds, securities of the U.S. Treasury and certificates of deposit with original maturities of three months or less. The Company has classified its short term investments, which consist of U.S. Government Obligations and Corporate Debt-Securities, as "available for sale" which are recorded at cost that approximates market value.

RESTRICTED CASH - The Company has a debt service reserve of $1.6 million at June 30, 2000 that is restricted in use (see Note 3). These funds are held in trust as collateral with increasing increments to a maximum of $1.7 million.

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

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INVENTORY is recorded at the lower of cost or market using the first-in, first-out method and consists of the following (in thousands):

                                        June 30, 2000     March 31, 2000
                                        -------------     --------------
Finished goods                             $1,772              $1,041
Work in process                             1,539               1,074
Raw materials                               1,381                 948
                                           ------              ------
Total                                      $4,692              $3,063
                                           ======              ======


Equipment, Furniture, and Improvements are carried at cost. Depreciation is computed over the estimated useful lives of the assets, generally five years, using accelerated methods, except for leasehold improvements, which are amortized on a straight-line basis over the life of the lease.

REVENUE RECOGNITION - Product sales revenue is recorded as products are shipped. Nonrefundable license fees, milestone payments and service fees in connection with research and development contracts or commercialization agreements with corporate partners are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Amounts received in advance of performance under contracts or commercialization agreements are recorded as deferred revenue until earned.

LOSS PER SHARE - The Company uses Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128") for the calculation of basic and diluted earnings per share. The Company's loss has been adjusted by dividends accumulated on the Company's Series B Convertible Preferred Stock to compute basic and diluted loss per share.

NEW ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 is effective for years beginning after June 15, 2000 and requires the recognition of all derivatives at fair value as either assets or liabilities in the Company's financial statements. The Company does not believe that adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB No. 101). SAB No. 101 is effective for the Company for the period ending March 31, 2001 and provides the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is in the process of evaluating the effects of implementing SAB No. 101.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

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

Collateral for the debt is represented by royalty payments and rights of the Company to receive monies due pursuant to the Company's license agreement with Roche Diagnostics GmbH (Roche). Additional collateral is represented by a Restricted Cash account which has a balance of $1.6 million as of June 30, 2000 and will increase to a maximum of $1.7 million in the quarter ending September 30, 2000. Covenants within the Note include compliance with annual and quarterly Royalty Payment Coverage Ratios which are tied to royalty payments and debt service.

4.   SUBORDINATED CONVERTIBLE DEBENTURES

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

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

5.   LITIGATION

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

During 1998, the Court issued a preliminary injunction enjoining Roche from marketing, selling, or distributing its Elecsys products to physicians' offices and physicians' office laboratories, which are outside of Roche's licensed field of use. The Court also ordered Roche to refer all physicians' offices and physicians' office laboratory customers to the Company for future reagent supply needs and to place all revenues derived from these unauthorized sales in escrow pending the outcome of the litigation. Roche's appeal of the preliminary injunction was denied in December 1999 and in May 2000, the Company and Roche signed an agreement under which Roche transferred to the Company all of its physician office laboratory customers in the United States. Roche signed this agreement to comply with the preliminary injunction issued by the Court. This transfer involves approximately 60 diagnostic systems in U.S. physicians' offices. In addition to these systems, the Company continues to believe that an estimated 225 systems outside the United States fall within the scope of the preliminary injunction and intends to pursue the disposition of those additional systems during the course of litigation with Roche.

Roche has filed a counterclaim against the Company. Most of Roche's allegations relate to the relationship between the Company and its Japanese licensee, Eisai, Co., Ltd. In particular, Roche alleges that the Company breached the Agreement by permitting Eisai to market certain ORIGEN based products in Japan.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

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

In June 1998, a subsidiary of Ares-Serono ("Serono") filed a patent infringement claim against the Company, Roche and Organon Teknika in the U.S. District Court in Delaware. The action claims that Serono's patent "A Method of Assay Employing a Magnetic Electrode" is being infringed by the Company. In 1999, F. Hoffman LaRoche, Ltd., a member of the Roche family of companies, acquired the patent from Serono and continues in Serono's place to assert the infringement claim against the Company and Organon Teknika. The Company does not believe it infringes the patent and intends to continue to vigorously defend against the claim.

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

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

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

         In addition to historical information, this document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to statements regarding the potential market for diagnostic products, potential impact of competitive products, the Company's expectations relating to the level of anticipated royalty and revenue growth in the future, the potential market for products in development, the outcome of litigation, the Company's plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this document. The words "may", "will", "expect", "intend", "estimate", "anticipate", "believe", "plan" and similar expressions have been used in this document to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Such statements are based on management's current expectations and are subject to a number of risks and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. In particular, careful consideration should be given to the cautionary statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to the risks and uncertainties detailed in the Company's Annual Report on Form 10-K for the year ended March 31, 2000 previously filed with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

THE QUARTER IN REVIEW

REVENUES. Total revenues for the quarter ended June 30, 2000 increased by approximately $3.7 million or 93% to $7.6 million from $3.9 million in the same quarter of the prior year. The revenue growth for the current quarter was due to increases in all revenue components - royalty income, product sales and contract fees.

Royalty income was $3.9 million in the quarter ended June 30, 2000, an increase of 27% over the prior year's royalty income of $3 million. Royalties from Roche represent approximately $3.7 million (95%) of the total royalty income for the current quarter as compared to approximately $2.9 million (95%) for the prior year's quarter. Roche launched its Elecsys product line in 1996, which is based on IGEN's ORIGEN technology that was licensed to Roche under a 1992 license agreement. The Company is involved in litigation with Roche

IGEN INTERNATIONAL, INC.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

arising out of this agreement. One of the disputes in the litigation relates to the computation of royalties to which the Company is entitled under the agreement.

Product sales were $2 million in the current quarter, an increase of 170% over the prior year's product sales of $727,000. This growth was led by the M-SERIES line of instrumentation and consumable products, which commenced sales in the second quarter of fiscal 2000. Compared to the sequentially preceding quarter ended March 31, 2000, M-Series instrument orders have been lower, as customers wait for hardware and software upgrades. These upgrades are necessary to correct hardware and software problems with customer units in the field. Hardware problems encountered have been corrected and customer's systems are being retrofitted in the field. A software upgrade has been released for installation at customer sites. Most hardware and software upgrades are expected to be installed by the end of the quarter ending September 30, 2000.

Contract fees were $1.75 million in the current quarter compared to $150,000 in the prior year. Contract fees for the quarter ended June 30, 2000 are attributed to an agreement with Bayer Diagnostics ("Bayer"). Initially, the Company provided Bayer with access to certain information about previously developed ORIGEN technology for which Bayer paid the Company $ 1.75 million. The two companies will also conduct a joint program to explore new products based on the Company's TRICORDER diagnostic detection module and Bayer's clinical products, for the hospital point-of-care testing market.

OPERATING COSTS AND EXPENSES. Product costs were $594,000 (30% of product sales) for the quarter ended June 30, 2000 compared to $175,000 (24% of product sales) for 1999. The change in product cost margins is attributable to a change in product sales mix between instruments, services and reagents related to the M-SERIES product launch.

Operating costs, excluding product costs, increased to $11 million in the quarter ended June 30, 2000 compared to $8.4 million during the same quarter in 1999. During the current quarter, research and development costs increased $1.8 million (43%) to $5.8 million from $4 million in 1999. Of this increase, approximately $ 1.6 million was due to higher personnel and development expenses primarily associated with development of the M-SERIES System and related assays; development of additional instrumentation for the M-SERIES line of products to meet the expanding needs of the drug discovery and development market; and approximately $ 200,000 of the increase was for research and development expenses associated with the MesoScale Diagnostics
(MSD) joint venture. Marketing, general and administrative expenses were $5.2 million in the current quarter, an increase of $800,000 (20%) over the prior year's total of $4.4 million. This increase was due primarily to higher professional and legal fees associated with the Company's litigation with Roche and higher sales and marketing costs related to the launch of the M-SERIES System.

INTEREST AND OTHER EXPENSE. Interest expense, net of other income, increased $671,000 during the quarter ended June 30, 2000 due to interest on higher debt balances during the period. The Company issued $35 million of convertible debentures in January 2000. The Company also recorded as interest, non-cash charges

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

during the current quarter of approximately $450,000, principally related to amortization of the value of the warrants issued in connection with the convertible debentures.

NET LOSS. The net loss for both quarters ended June 30, 2000 and 1999 was $5.1 million ($0.36 per share).

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

LIQUIDITY AND CAPITAL RESOURCES

Through June 30, 2000, the Company has financed its operations through the sale of Preferred and Common Stock, aggregating approximately $85 million through June 30, 2000; the placement of a $30 million debt financing with John Hancock Life Insurance Company in March 1999; and a $35 million private placement of

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

subordinated convertible debentures in January 2000. Under the Hancock financing, the Company is obligated to make quarterly interest only payments of $637,500 through September 2000. Beginning in December 2000, principal and interest installments of $1.7 million will be due quarterly through March 2006. In addition the Company is required to maintain a restricted cash account, which had a balance of $1.6 million as of June 30, 2000 and will increase to a maximum of $1.7 million during the quarter ending September 30, 2000. Under the subordinated convertible debentures, unless and until the holders of the debentures convert their debentures into common stock, the Company will be required to make semi-annual interest payments of $875,000, beginning July 2000. Interest payments may be made in cash or an equivalent value of common stock. In addition, the Company has received funds from collaborative research and licensing agreements and sales of its ORIGEN line of products.

As of June 30, 2000, the Company had $31.7 million in cash, cash equivalents and short term investments. Working capital was $31.4 million at June 30, 2000.

Net cash used in operating activities remained relatively constant increasing to $5.6 million for the three months ended June 30, 2000, as compared to $5.4 million for the corresponding prior year period.

The Company used approximately $1.1 million and $518,000 of net cash for investing activities, exclusive of short-term investment transactions used to provide cash for operations, which substantially related to the acquisition of laboratory equipment, furniture and leasehold improvements. Fiscal 2001 lease payments which the Company is obligated under capital lease agreements approximate $96,000 (including interest) and facility and equipment operating lease commitments approximate $1.8 million. The Company has also committed to future capital contributions of approximately $4 million under the MSD joint venture which until extended or renewed, would expire in November 2000.

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

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

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

The Company needs substantial amounts of money to fund operations. Access to funds could be adversely impacted by many factors, including the results of pending litigation, the volatility of the price of the Company's common stock, continuing losses from operations and other factors. The Company anticipates that existing capital resources, together with revenue from product sales, will be adequate to fund operations through the middle of calendar year 2001.

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

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ending June 30, 2000 does not differ materially from that discussed under Item 7A. of the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

PART II      OTHER INFORMATION
-------      -----------------

Item 1:      Legal Proceedings

             The information required under this item is incorporated herein by reference to Part I, Item 1 - Notes to Financial Statements.

Item 6:      Exhibits and Reports on Form 8-K.

             (a)      Exhibits

                      11.1 Statements regarding computation of per share earnings for the three months ended
                               June 30, 2000 and 1999.

                      27.1     Financial Data Schedule

             (b)      Reports on Form 8-K

                      None

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         IGEN International, Inc.

Date:  August 14, 2000   /S/ George V. Migausky
       ---------------   -------------------------------------------------
                         George V. Migausky

                         Vice President of Finance and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                  EXHIBIT INDEX
                                  -------------



Exhibit Number                Description
--------------                -------------------------------

11.1                          Computation of per share data

27                            Financial data schedule
