Form 10-Q
period 2000-09-30
IGEN INTERNATIONAL INC /DE
filed 2000-11-14
CIK 916304

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000
                                               ------------------

                         Commission File Number 0-23252
                                               --------

                            IGEN INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                    DELAWARE
             ------------------------------------------------------
                         (State or other jurisdiction of
                         incorporation or organization)


                 16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD 20877
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  301-869-9800
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


                                   94-2852543
             ------------------------------------------------------
                                  (IRS Employer
                               Identification No.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes |X|      No | |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                  OUTSTANDING AT NOVEMBER 3, 2000
                 -----                  -------------------------------

    Common Stock, $0.001 par value                15,815,800

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                      INDEX

                                                                                                                   Page
                                                                                                                   ----

PART I   FINANCIAL INFORMATION

Item 1:           FINANCIAL STATEMENTS

                  Consolidated Balance Sheets - September 30, 2000 and March 31, 2000                              3

                  Consolidated Statements of Operations - For the three and six months ended
                  September 30, 2000 and 1999                                                                      4

                  Consolidated Statements of Cash Flows - For the six months ended
                  September 30, 2000 and 1999                                                                      5

                  Notes to Financial Statements                                                                    6


Item 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                             12

Item 3:           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK                                                                                            18


PART II  OTHER INFORMATION

Item 1:           LEGAL PROCEEDINGS                                                                               19

Item 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                             19

Item 6:           EXHIBITS AND REPORTS ON FORM 8-K                                                                20

SIGNATURES                                                                                                        21


                            IGEN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                     SEPTEMBER 30, 2000   MARCH 31, 2000
                                                                                     ------------------   --------------
                                                                                        (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                $   8,965           $   3,172
Short term investments                                                                      14,535              35,314
Accounts receivable, net                                                                     6,134               5,678
Inventory                                                                                    5,065               3,063
Other current assets                                                                         1,334               1,311
                                                                                         ---------           ---------
   Total current assets                                                                     36,033              48,538
                                                                                         ---------           ---------

EQUIPMENT, FURNITURE AND IMPROVEMENTS                                                       16,063              13,181
Accumulated depreciation and amortization                                                   (8,194)             (6,773)
                                                                                         ---------           ---------
   Equipment, furniture and improvements, net                                                7,869               6,408
                                                                                         ---------           ---------

NONCURRENT ASSETS:
Deferred debt issuance costs                                                                   971               1,108
Restricted cash                                                                              1,721               1,400
Other                                                                                          331                 344
                                                                                         ---------           ---------
   Total noncurrent assets                                                                   3,023               2,852
                                                                                         ---------           ---------
TOTAL                                                                                    $  46,925           $  57,798
                                                                                         =========           =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                    $   9,122           $   6,838
Note payable                                                                                 4,475               2,168
Deferred revenue                                                                               922                 912
Obligations under capital leases                                                                51                  74
                                                                                         ---------           ---------
   Total current liabilities                                                                14,570               9,992
                                                                                         ---------           ---------

NONCURRENT LIABILITIES:
Note payable                                                                                25,525              27,832
Subordinated convertible debt                                                               27,327              26,415
Convertible preferred stock dividend payable                                                 5,413               4,380
Deferred revenue                                                                               596                 880
Obligations under capital leases                                                                83                 107
                                                                                         ---------           ---------
   Total noncurrent liabilities                                                             58,944              59,614
                                                                                         ---------           ---------

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in Series: Series A, 600,000 shares designated, none issued; Series B,
25,000 shares designated, 23,220 and 23,465 shares issued and outstanding -
liquidation value of $23,220 and $23,465 plus accrued and
unpaid dividends                                                                                 1                   1
Common stock: $.001 par value, 50,000,000 shares authorized: 15,812,500 and
15,577,600 shares issued and outstanding                                                        16                  15
Additional paid-in capital                                                                 105,291             102,420
Stock notes receivable                                                                      (3,757)                  -
Accumulated deficit                                                                       (128,140)           (114,244)
                                                                                         ---------           ---------
   Total stockholders' deficit                                                             (26,589)            (11,808)
                                                                                         ---------           ---------
TOTAL                                                                                    $  46,925           $  57,798
                                                                                         =========           =========


                       See notes to financial statements.

                            IGEN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED



                                                           THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                              SEPTEMBER 30,                             SEPTEMBER 30,
                                                         2000                1999                  2000                 1999
                                                         ----                ----                  ----                 ----

REVENUES:
    Royalty income                                 $         3,804    $           2,572    $            7,664    $          5,617
    Product sales                                            2,461                1,950                 4,425               2,678
    Contract revenue                                           305                  300                 2,055                 450
                                                   ---------------    -----------------    ------------------    ----------------
                                                             6,570                4,822                14,144               8,745
                                                   ---------------    -----------------    ------------------    ----------------
OPERATING COSTS AND EXPENSES:
    Product costs                                              976                  682                 1,570                 858
    Research and development                                 6,535                4,328                12,291               8,348
    Marketing, general and administrative                    4,199                3,916                 8,017               7,218
    Litigation costs                                         2,502                  987                 3,921               2,037
                                                   ---------------    -----------------    ------------------    ----------------
                                                            14,212                9,913                25,799              18,461
                                                   ---------------    -----------------    ------------------    ----------------

LOSS FROM OPERATIONS                                        (7,642)              (5,091)              (11,655)             (9,716)

INTEREST (EXPENSE) INCOME - NET                             (1,121)                (398)               (2,241)               (845)
                                                   ---------------    -----------------    ------------------    ----------------

NET LOSS                                                    (8,763)              (5,489)              (13,896)            (10,561)




PREFERRED DIVIDENDS                                           (544)                (526)               (1,086)             (1,046)
                                                   ----------------   ------------------   ------------------    ----------------
NET LOSS ATTRIBUTED TO COMMON
SHAREHOLDERS                                       $        (9,307)   $          (6,015)   $          (14,982)   $        (11,607)
                                                   ===============    =================    ==================    ================
BASIC AND DILUTED NET LOSS PER
SHARE                                              $         (0.59)   $           (0.39)   $            (0.96)   $          (0.75)
                                                   ===============    =================    ==================    ================
SHARES USED IN COMPUTING NET LOSS
    PER SHARE                                               15,715               15,388                15,648              15,377
                                                   ===============    =================    ==================    ================


                       See notes to financial statements.

                            IGEN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                              SIX MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                          2000               1999
                                                                                        --------           --------

OPERATING ACTIVITIES:
  Net loss                                                                              $(13,896)          $(10,561)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                         2,470                843
     Deferred revenue                                                                       (274)              (367)
     Add (deduct) items not affecting cash:
       Increase in accounts receivable                                                      (456)            (1,225)
       Increase in inventory                                                              (2,002)              (629)
       Increase in other current assets                                                      (23)              (705)
       Increase in accounts payable and accrued expenses                                   2,284              2,142
       Decrease in other noncurrent assets                                                    13                 23
                                                                                        --------           --------
                  Net cash used for operating activities                                 (11,884)           (10,479)
                                                                                        --------           --------

INVESTING ACTIVITIES:
  Expenditures for equipment, furniture and improvements                                  (2,882)            (1,415)
  Purchase of short-term investments                                                      (5,367)           (11,846)
  Sale of short-term investments                                                          26,146             24,502
                                                                                        --------           --------
                  Net cash provided by investing activities                               17,897             11,241
                                                                                        --------           --------

FINANCING ACTIVITIES:
  Restricted cash                                                                           (321)              (400)
  Issuance of common stock - net                                                             148                487
  Payments under capital lease obligations                                                   (47)               (58)
                                                                                        --------           --------
                  Net cash (used for) provided by financing activities                      (220)                29
                                                                                        --------           --------


  NET INCREASE IN CASH AND CASH EQUIVALENTS                                                5,793                791

  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           3,172                720
                                                                                        --------           --------

  CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  8,965           $  1,511
                                                                                        ========           ========


  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  DURING THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999, THE COMPANY ACCRUED UNPAID PREFERRED STOCK DIVIDENDS OF APPROXIMATELY $1.1 MILLION AND $1 MILLION, RESPECTIVELY. DURING THE SIX MONTHS ENDED SEPTEMBER 30, 2000, THE COMPANY ISSUED 180,000 SHARES OF COMMON STOCK IN CONNECTION WITH THE EXERCISE OF CERTAIN STOCK OPTIONS IN EXCHANGE FOR NOTES RECEIVABLE OF $3.7 MILLION.

                       See notes to financial statements.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The financial statements of IGEN International, Inc. (the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at September 30, 2000 and the Company's results of operations for the three and six month period ended September 30, 2000 and 1999 as well as cash flows for the six month periods ended September 30, 2000 and 1999. Interim period results are unaudited and are not necessarily indicative of results of operations or cash flows for a full year period. The balance sheet at March 31, 2000 was derived from audited financial statements at such date.

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

RESTRICTED CASH - The Company has a debt service reserve of $1.7 million at September 30, 2000 that is restricted in use and is held in trust as collateral (see Note 3).

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

RECLASSIFICATION - Certain prior period amounts have been reclassified to conform with current period presentation.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INVENTORY is recorded at the lower of cost or market using the first-in, first-out method and consists of the following (in thousands):

                                                  SEPTEMBER 30, 2000                 MARCH 31, 2000
                                                  ------------------                 --------------

Finished goods                                     $     1,459                         $     1,041
Work in process                                          1,985                               1,074
Raw materials                                            1,621                                 948
                                                    ----------                          ----------
Total                                              $     5,065                         $     3,063
                                                    ==========                          ==========


Equipment, Furniture, and Improvements are carried at cost. Depreciation is computed over the estimated useful lives of the assets, generally three to five years, using accelerated methods, except for leasehold improvements, which are amortized on a straight-line basis over the life of the lease.

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

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

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

Collateral for the debt is represented by royalty payments and rights of the Company to receive monies due pursuant to the Company's license agreement with Roche Diagnostics GmbH. Additional collateral is represented by a Restricted Cash account which had a balance of $1.7 million as of September 30, 2000. Covenants within the Note include compliance with annual and quarterly Royalty Payment Coverage Ratios which are tied to royalty payments and debt service.

4. SUBORDINATED CONVERTIBLE DEBENTURES

In January 2000, the Company completed a placement of $35 million principal amount of Subordinated Convertible Debentures due January 2005. The debentures call for 5% semi-annual interest payments to be made in cash or an equivalent value of common stock. The debentures are immediately convertible into 1,129,032 shares of the Company's common stock, which represents a $31 per share conversion price.

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

5. STOCK NOTES RECEIVABLE

In connection with the exercise of employee stock options in July 2000, the Company granted loans in the principal amount of $3.7 million, maturing in July 2008. The loans are 6.62% simple interest, full recourse against all assets of the borrowers, collateralized by the pledge of 180,000 shares of the Company's common stock, owned by the borrowers.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

6. LITIGATION

ROCHE DIAGNOSTICS ("ROCHE")

On September 15, 1997, the Company filed a lawsuit in Maryland against Roche Diagnostics GmBH (formerly Boehringer Mannheim GmbH). The lawsuit against Roche is pending in the Southern Division of the United States District Court for the District of Maryland. The lawsuit arises out of a 1992 License and Technology Development Agreement (the "Agreement"), under which the Company licensed to Roche certain rights to develop and commercialize diagnostic products based on the Company's ORIGEN(R) technology. In its lawsuit, the Company alleges that Roche has failed to perform certain material obligations under the Agreement, including development and commercialization of ORIGEN technology according to the contractual timetable; exploitation of the license to the extent contemplated by the parties; phase out of certain non-royalty-bearing product lines; exploitation of ORIGEN technology only within Roche's licensed fields; proper treatment of intellectual property rights regarding ORIGEN technology; maintenance of records essential to the computation of royalties; and proper computation and payment of royalties. In August 2000, the Company filed an Amended Complaint alleging additional counts of breach of contract, as well as a claim for unfair competition. In its lawsuit, the Company seeks damages as well as injunctive and declaratory relief, including a judicial determination of its entitlement to terminate the Agreement. The Company voluntarily has agreed not to terminate the Agreement unless and until the Court determines its entitlement to do so.

During 1998, the Court issued a preliminary injunction enjoining Roche from marketing, selling, or distributing its Elecsys products to physicians' offices and physicians' office laboratories, which are outside of Roche's licensed field of use. The Court also ordered Roche to refer all physicians' offices and physicians' office laboratory customers to the Company for future reagent supply needs and to place a percentage of the revenue derived from these unauthorized sales in escrow pending the outcome of the litigation. Roche's appeal of the preliminary injunction was denied in December 1999 and in May 2000, the Company and Roche signed an agreement under which Roche transferred to the Company all of its physician office laboratory customers in the United States. Roche signed this agreement to comply with the preliminary injunction issued by the Court. This transfer involves approximately 60 diagnostic systems in U.S. physicians' offices. In addition to these systems, the Company continues to believe that an estimated 225 systems outside the United States fall within the scope of the preliminary injunction and intends to pursue the disposition of those additional systems during the course of litigation with Roche.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

Roche filed a counterclaim against the Company alleging breach of contract, fraud, and tortious interference. Roche's counterclaim focuses principally on the relationship between the Company and its Japanese licensee, Eisai Company, Ltd. In particular, Roche alleges that the Company improperly permitted Eisai to commercialize certain ORIGEN-based products in Japan. IGEN has moved to dismiss the fraud and tortious interference claims, which motion is pending before the Court.

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

In June 1998, a subsidiary of Ares-Serono ("Serono") filed a patent infringement claim against the Company, Roche and Organon Teknika in the U.S. District Court in Delaware. The action claims that Serono's patent "A Method of Assay Employing a Magnetic Electrode" is being infringed by the Company. In 1999, F. Hoffman LaRoche, Ltd., a member of the Roche family of companies, acquired the patent from Serono and continues in Serono's place to assert the infringement claim against the Company and Organon Teknika. The Company does not believe it infringes the patent and intends to continue to vigorously defend against the claim. The Company has filed its answer in this action denying infringement and seeking declaratory judgment of non-infringement, unenforceability and invalidity. There can be no assurance that the results of this litigation will not have a material adverse effect on the Company, its business prospects and its future financial results.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED SEPTEMBER, 2000

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

HITACHI

In December 1997, IGEN International K.K., a Japanese subsidiary of the Company, filed a lawsuit in Tokyo District Court against Hitachi Ltd. ("Hitachi"). The lawsuit seeks to enjoin Hitachi from infringing Eisai and IGEN K.K.'s license registration (known in Japan as a "senyo-jisshi-ken") to prevent Hitachi from manufacturing, using or selling the Elecsys 2010 Instrument, which incorporates the Company's patented ORIGEN technology, in Japan. Hitachi is the sole manufacturer for Roche of the Elecsys 2010 immunoassay instrument. Roche is licensed to market the Elecsys 2010 worldwide, except in Japan, to central hospital laboratories and clinical reference laboratories. The Company's ORIGEN technology is also licensed in Japan to Eisai. The lawsuit requests injunctive relief against Hitachi.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED SEPTEMBER, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to statements regarding the potential results of operations in the future, potential for additional strategic alliances, anticipated level of capital expenditures, the potential success of the M-SERIES M-8 upgrade program, the potential impact of ongoing litigation, the Company's plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this document. The words "may", "will", "expect", "intend", "estimate", "anticipate", "believe", "plan" and similar expressions have been used in this document to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Such statements are based on management's current expectations and are subject to a number of risks and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. In particular, careful consideration should be given to the cautionary statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to the risks and uncertainties detailed in the Company's Annual Report on Form 10-K for the year ended March 31, 2000 previously filed with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update these forward-looking statements.

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

RESULTS OF OPERATIONS

THE QUARTER AND SIX MONTHS IN REVIEW

REVENUES. Total revenues increased $1.7 million (36%) and $5.4 million (62%) for the quarter and six months ended September 30, 2000 to $6.5 million and $14.1 million, respectively, from $4.8 million and $8.7 million. Revenue growth for the current quarter was due to increases in royalty income and product sales while the increase for the first six months of fiscal 2001 was attributable to growth in all revenue components - royalty income, product sales, and contract revenue.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED SEPTEMBER, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Royalty income increased to $3.8 million and $7.7 million for the quarter and six months ended September 30, 2000, which represent increases of 48% and 36%, respectively, over the $2.6 million and $5.6 million for the quarter and six months ended September 30, 1999. Royalties from Roche represent approximately $3.6 million (94%) and $7.2 million (94%) of the total royalty income for the quarter and first six months of fiscal 2001 as compared to approximately $2.2 million (85%) and $5.1 million (90%) for the same periods last year. Roche launched its Elecsys product line in 1996, which is based on IGEN's ORIGEN technology that was licensed to Roche under a 1992 license agreement. The Company is involved in litigation with Roche arising out of this agreement. One of the disputes in the litigation relates to Roche's computation of royalties to which the Company is entitled under the agreement.

Product sales increased to $2.5 million and $4.4 million for the quarter and first six months of the current year, which represent increases of 26% and 65% over the prior year's product sales of $2 million and $2.7 million for the same periods last year. The growth for the current quarter is primarily due to revenue generated from the sale of clinical diagnostic assays to physician office laboratory (POL) customers in the United States. The Company began serving these POL customers in June 2000 when Roche transferred the customers in order to comply with a court ordered preliminary injunction. The product sales increase for the first six months of the current year was primarily attributable to growth of the M-SERIES line of instrumentation and consumable products, which commenced sales in the second quarter of fiscal 2000, together with the current quarter increase in POL sales described above. Contributing to this growth in revenue was a distribution agreement the Company signed during the current quarter with Sumitomo Corporation for the life science market in Japan.

OPERATING COSTS AND EXPENSES. Product costs were $ 976,000 (40% of product sales) and $1.6 million (35% of product sales) for the quarter and six months ended September 30, 2000. This compares with product costs of $682,000 (35% of product sales) and $858,000 (32% of product sales) for the quarter and six months ended September 30, 1999. During the current quarter, the Company instituted a program to retrofit M-Series M-8 analyzers in the field with new software and hardware components resulting in higher product costs. Excluding expenses associated with the retrofitting, product costs were approximately $700,000 (28% of product sales) in the current quarter and $1.3 million (29% of product sales) for the current six month period. The change in product cost margins (excluding the retrofit costs) is attributable to a change in product sales mix between instruments and reagents as well as the POL sales, which commenced in June 2000. This retrofit program was substantially completed during the quarter ended September 30, 2000.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED SEPTEMBER, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Research and development (R&D) expenses were $6.5 million and $12.3 million for the quarter and six months ended September 30, 2000. This represents increases in R& D expenses of $2.2 million (51%) from $4.3 million in the same quarter last year and $3.9 million (47%) from $8.3 million in the same period last year. These increases were due primarily to ongoing development associated with the M-SERIES System, development of new assays for the drug discovery and development market as well as R&D expenditures on new systems for the M-Series product family. During implementation of the M-SERIES M-8 upgrade programs in the current quarter, the Company identified additional system upgrade requirements that are being addressed through ongoing R&D efforts. There can be no assurances that the recently completed upgrade program will not require additional work or that the Company will successfully develop new system improvements.

Marketing, general and administrative expenses (excluding Roche litigation costs) were $4.2 million in the current quarter and $8 million in the first six months of the current year, which represents increases of $283,000 (7%) and $799,000 (11%) from the $3.9 million and $7.2 million incurred in the same prior year periods. These increases were due primarily to higher sales and marketing costs related to the M-SERIES System. Costs related to the Company's litigation with Roche (see Note 6 in Notes to Consolidated Financial Statements) were $2.5 million and $3.9 million for the quarter and six months ended September 30, 2000 compared to $987,000 and $2 million in the same prior year periods. Litigation costs increased due to expanded legal discovery work and new motions and filings with the court.

INTEREST AND OTHER EXPENSE. Interest expense, net of other income, increased $723,000 and $1.4 million during the quarter and six months ended September 30, 2000 due to interest on higher debt balances during the periods. The Company issued $35 million of convertible debentures in January 2000 resulting in higher interest expense in the current periods. This includes non-cash interest charges during the current quarter and first six months of approximately $450,000 and $900,000, respectively, principally related to amortization of the value of warrants issued in connection with the convertible debentures.

NET LOSS. The net loss for the quarter and six months ended September 30, 2000 was $8.8 million ($0.59 per share) and $13.9 million ($0.96 per share), respectively. This compares to net losses of $5.5 million ($0.39 per share) and $10.6 million ($0.75 per share) in the same periods last year.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED SEPTEMBER, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of operations in the future are likely to fluctuate substantially from quarter to quarter as a result of factors, which include the volume and timing of orders for M-SERIES or other products; the timing of instrument deliveries and installations; variations in revenue recognized from royalties and other contract revenues; the mix of products sold; whether instruments are sold to or placed with customers; the timing of the introduction of new products; competitors' introduction of new products; variations in expenses incurred in connection with the operation of the business, including legal fees, research and development costs, product upgrade and enhancement costs; sales and marketing costs; manufacturing capabilities; and the volume and timing of product returns and warranty claims.

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

The Company has experienced significant operating losses each year since inception and expects those losses to continue. Losses have resulted principally from costs incurred in research and development, the Roche litigation, selling and other general and administrative costs.

The Company expects to incur additional operating losses as a result of increases in expenses for manufacturing, marketing and sales capabilities, research and product development and general and administrative costs, including legal costs associated with the ongoing litigation with Roche. The Company's ability to become profitable in the future will depend, among other things, on its ability to expand the commercialization of existing products; introduce new products into the market; develop marketing capabilities cost-effectively; develop sales and distribution capabilities cost-effectively; complete new business arrangements; and resolve the litigations with Roche.

LIQUIDITY AND CAPITAL RESOURCES

Through September 30, 2000, the Company has financed its operations through the sale of Preferred and Common Stock, aggregating approximately $85 million through September 30, 2000; the placement of a $30 million debt financing with John Hancock Life Insurance Company in March 1999; and a $35 million private placement of subordinated convertible debentures in

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED SEPTEMBER, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

January 2000. Under the Hancock financing, the Company has made quarterly interest only payments of $637,500 through September 2000. Beginning in December 2000, principal and interest installments of $1.7 million will be due quarterly through March 2006. In addition the Company is required to maintain a restricted cash account, which had a balance of $1.7 million at September 30, 2000. Under the subordinated convertible debentures, unless and until the holders of the debentures convert their debentures into common stock, the Company will be required to make semi-annual interest payments of $875,000. Interest payments may be made in cash or an equivalent value of common stock. In addition, the Company has received funds from collaborative research and licensing agreements and sales of its ORIGEN line of products.

As of September 30, 2000, the Company had $23.5 million in cash, cash equivalents and short term investments with working capital of $21.5 million.

Net cash used in operating activities increased to $11.9 million for the six months ended September 30, 2000, as compared to $10.5 million for the corresponding prior year period, due principally to a higher net loss (net of increased depreciation and amortization of $1.6 million).

The Company used approximately $2.9 million and $1.4 million of cash for investing activities in the six months ended September 30, 2000 and 1999, respectively, exclusive of short-term investment transactions used to provide cash for operations, which substantially related to the acquisition of laboratory equipment, furniture and leasehold improvements. Lease payments, which the Company is obligated through September 2001, approximate $80,000 (including interest) under capital lease agreements while operating lease commitments for facility and equipment approximate $2 million. The Company has committed to future capital contributions of approximately $3.9 million under the MSD joint venture. This joint venture, until extended or renewed, would expire in November 2000. The Company has not made a decision on extending or renewing this joint venture. This decision is currently being evaluated and will be made by an independent committee of the Company's Board of Directors.

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

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED SEPTEMBER, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company needs substantial amounts of money to fund operations. In this regard, the Company has ongoing discussions with third parties, including multinational corporations, regarding various business arrangements including distribution, marketing, research and development, joint venture and other business agreements, which could provide for substantial up-front fees or payments. Further, the Company is considering and evaluating the advisability and feasibility of a variety of financing alternatives, including issuance of additional debt or equity securities. Although the Company presently has no commitment or obligations with respect to any of the foregoing, such agreements may be reached, possibly in the near term, although there can be no assurances in this regard. There can be no assurance that the Company will successfully complete any of the foregoing arrangements and access to funds could be adversely impacted by many factors, including the results of pending litigation, the volatility of the price of the Company's common stock, continuing losses from operations and other factors. The Company anticipates that existing capital resources, together with revenue from product sales and royalties, will be adequate to fund operations through the middle of calendar year 2001. If the Company is unable to raise additional capital, it may have to scale back, or even eliminate, some programs. Alternatively, it may have to consider pursuing arrangements with other companies, such as granting licenses or entering into joint ventures, on terms and conditions that may not be favorable to the Company.

The Company and Roche are actively engaged in settlement discussions with respect to a near-term resolution of the litigations between the parties on mutually agreeable terms. There can be no assurance as to when or if the parties will reach resolution of these litigations, or settlement discussions, or that such resolutions will be on favorable terms and conditions. The Company has no reason to believe that the existence of the Roche litigation is having a material adverse effect on Roche's sales pursuant to the Agreement or that a negative result for the Company in the Roche litigation would have a material adverse effect on Roche's sales, although there can be no assurance that the litigation or its outcome would not have such an effect. As it now stands, Roche has the right to continue to market its Elecsys products to central hospital laboratories and clinical reference laboratories during the term of the Agreement unless and until the Company is determined to have the right to terminate the Agreement and then determines to terminate the Agreement. If the Company elects to terminate the Agreement, it would have a material adverse effect on the Company's royalty revenue from license sales unless and until the Company entered into a strategic partnership with another company that is able to develop and commercialize diagnostic instruments for central hospital laboratories and clinical reference laboratories. There can be no assurance, if the Company decided to terminate the Agreement, that the Company would be able to enter into such a strategic partnership on terms favorable to the Company, if at all.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED SEPTEMBER, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company does not expect that failure to prevail in the Hitachi litigation (see Note 6 in Notes to Consolidated Financial Statements) by itself would have a material adverse effect on the Company's revenue or sales, because Hitachi would continue to manufacture Roche instruments and the Company would continue to earn royalties in connection therewith. There can be no assurance that the Hitachi litigation would not have a material adverse effect on the Company's intellectual property, regardless of whether the outcome of the litigation is favorable or not. Success by the Company in the Hitachi litigation could have a material adverse effect on the Company's royalty revenues from sales of Elecsys products to the extent that Roche's sales of Elecsys instruments are hindered because it needs to find a new manufacturer for its instruments or make arrangements to have Hitachi manufacture the instruments outside of Japan.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three and six months ended September 30, 2000 does not differ materially from that discussed under Item 7A. of the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED SEPTEMBER, 2000


PART II           OTHER INFORMATION

Item 1:           Legal Proceedings

                  The information required under this item is incorporated herein by reference to Note 6 in Part I, Item 1 - Notes to Consolidated Financial Statements.

Item 4:           Submission of Matters to a Vote of Security Holders

                 (a)  The Annual Meeting of Shareholders of IGEN
                      International, Inc. was held on September 14, 2000.

                 (b) Robert Salsmans and Anthony Rees were elected to the Board of Directors at the Annual Meeting. The directors of the Company whose term of office as directors continued after the meeting were Samuel J. Wohlstadter, Richard J. Massey, Joop Sistermans and Richard Cass.

                 (c) The matters voted upon at the meeting and the voting of shareholders with respect thereto are as follows:

                      The election of each of Robert Salsmans and Anthony Rees to the Board of Directors to hold office for a three-year term and until his successor is elected and has qualified, or until such director's earlier death, resignation or removal. The voting results, with approximately 13.3 million (85%) of the shares voting, were as follows:

                                          SALSMANS               REES

                       For:             12,634,751          12,629,899
                       Withheld:           711,311             716,163


                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

Item 6:         Exhibits and Reports on Form 8-K.

               (a)  Exhibits

                    3.4  Bylaws

                    27   Financial Data Schedule

               (b)  Reports on Form 8-K

                    On October 2, 2000, the Company filed a report on Form 8-K reporting information under Item 5, Other Events.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      IGEN International, Inc.



Date:  NOVEMBER 14, 2000
       -----------------



 /s/GEORGE V. MIGAUSKY
 --------------------------------------------
 George V. Migausky
 Vice President of Finance and Chief Financial Officer
 (On behalf of the Registrant and as Principal Financial Officer)

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                  EXHIBIT INDEX


Exhibit Number                                       Description
--------------                                       -----------

3.4                                                  Bylaws

27                                                   Financial Data Schedule