Form 10-Q
period 2000-12-31
IGEN INTERNATIONAL INC /DE
filed 2001-02-14
CIK 916304

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2000

                         Commission File Number 0-23252

                            IGEN INTERNATIONAL, INC.
       ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                      94-2852543
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                            Identification No.)



                 16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD 20877
       ----------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  301-869-9800
       ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X       No
                                   ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



      CLASS                                    OUTSTANDING AT FEBRUARY 12, 2001
      -----                                    --------------------------------
Common Stock, $0.001 par value                             16,464,400


                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2000


                                      INDEX


                                                                                                                 PAGE
                                                                                                                 ----
PART I   FINANCIAL INFORMATION
------------------------------

Item 1:           FINANCIAL STATEMENTS

                  Consolidated Balance Sheets - December 31, 2000 and March 31, 2000                               3

                  Consolidated Statements of Operations - For the three and nine months ended
                  December 31, 2000 and 1999                                                                       4

                  Consolidated Statements of Cash Flows - For the nine months ended
                  December 31, 2000 and 1999                                                                       5

                  Notes to Financial Statements                                                                    6


Item 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                              12

Item 3:           QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK                                                                                             18

PART II  OTHER INFORMATION
--------------------------

Item 1:           LEGAL PROCEEDINGS                                                                                19

Item 6:           EXHIBITS AND REPORTS ON FORM 8-K                                                                 19

SIGNATURES                                                                                                         20


                            IGEN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     DECEMBER 31, 2000    MARCH 31,2000
                                                                                     ------------------   -------------
                                                                                        (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                $   6,163           $   3,172
Short term investments                                                                       5,742              35,314
Accounts receivable, net                                                                     8,266               5,678
Inventory                                                                                    4,074               3,063
Other current assets                                                                         1,083               1,311
                                                                                         ---------           ---------
   Total current assets                                                                     25,328              48,538
                                                                                         ---------           ---------

EQUIPMENT, FURNITURE AND IMPROVEMENTS                                                       17,395              13,181
Accumulated depreciation and amortization
   equipment, furniture and improvements, net                                               (9,022)             (6,773)
                                                                                         ---------           ---------
                                                                                             8,373               6,408
                                                                                         ---------           ---------
NONCURRENT ASSETS:
Restricted cash                                                                              1,888               1,400
Deferred debt issue costs                                                                      897               1,108
Other                                                                                          326                 344
                                                                                         ---------           ---------
   Total noncurrent assets                                                                   3,111               2,852
                                                                                         ---------           ---------
TOTAL                                                                                    $  36,812           $  57,798
                                                                                         =========           =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                    $   9,132           $   6,838
Note payable                                                                                 4,570               2,168
Deferred revenue                                                                             1,844                 912
Obligations under capital leases                                                                54                  74
                                                                                         ---------           ---------
   Total current liabilities                                                                15,600               9,992
                                                                                         ---------           ---------

NONCURRENT LIABLITIES:
Note payable                                                                                24,346              27,832
Subordinated convertible debt                                                               27,778              26,415
Convertible preferred stock dividend payable                                                 4,812               4,380
Deferred revenue                                                                               409                 880
Obligations under capital leases                                                                70                 107
                                                                                         ---------           ---------
   Total noncurrent liabilities                                                             57,415              59,614
                                                                                         ---------           ---------

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in Series: Series A, 600,000 shares designated, none issued; Series B,
 25,000 shares designated, 18,720 and, 23,465 shares issued and outstanding -
 liquidation value of $18,720 and $23,465 plus accrued and
 unpaid dividends                                                                                1                   1
Common stock: $.001 par value, 50,000,000 shares authorized: 16,139,500 and
 15,577,600 shares issued and outstanding                                                       16                  15
Additional paid-in capital                                                                 111,780             102,420
Stock notes receivable                                                                      (3,819)               --
Accumulated deficit                                                                       (144,181)           (114,244)
                                                                                         ---------           ---------
   Total stockholders' deficit                                                             (36,203)           (11,808)
                                                                                         ---------           ---------
TOTAL                                                                                    $  36,812           $  57,798
                                                                                         =========           =========




                                        See notes to financial statements.

                            IGEN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED


                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               DECEMBER 31,              DECEMBER 31,
                                                           2000          1999         2000          1999
                                                           ----          ----         ----          ----
REVENUES:
    Royalty income                                      $  4,219      $  3,204      $ 11,883      $  8,821
    Product sales                                          4,081         2,363         8,506         5,041
    Contract revenue                                         200           150         2,255           600
                                                        --------      --------      --------      --------
                                                           8,500         5,717        22,644        14,462
                                                        --------      --------      --------      --------
OPERATING COSTS AND EXPENSES:
    Product costs                                          1,278           666         2,848         1,524
    Research and development                               7,675         4,763        19,966        13,112
    Marketing, general and administrative                  4,054         4,130        12,070        11,347
    Litigation costs                                       3,300         1,471         7,221         3,508
                                                        --------      --------      --------      --------
                                                          16,307        11,030        42,105        29,491
                                                        --------      --------      --------      --------

LOSS FROM OPERATIONS                                      (7,807)       (5,313)      (19,461)      (15,029)

INTEREST (EXPENSE) INCOME - NET                           (1,240)         (469)       (3,481)       (1,314)
                                                        --------      --------      --------      --------

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE
                                                          (9,047)       (5,782)      (22,942)      (16,343)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE
                                                          (6,995)         --          (6,995)         --
                                                        --------      --------      --------      --------

NET LOSS                                                 (16,042)       (5,782)      (29,937)      (16,343)

PREFERRED DIVIDENDS                                         (526)         (527)       (1,566)       (1,573)
                                                        --------      --------      --------      --------

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS
                                                        $(16,568)     $ (6,309)     $(31,503)     $(17,916)
                                                        ========      ========      ========      ========


BASIC AND DILUTED NET LOSS PER SHARE:
Loss before cumulative effect of accounting change
                                                        $  (0.60)     $  (0.41)     $  (1.56)     $  (1.16)
Cumulative effect of accounting change                     (0.44)         --           (0.44)         --
                                                        --------      --------      --------      --------
BASIC AND DILUTED NET LOSS PER SHARE                    $  (1.04)     $  (0.41)     $  (2.00)     $  (1.16)
                                                        ========      ========      ========      ========

SHARES USED IN COMPUTING NET LOSS PER SHARE               15,861        15,406        15,714        15,387
                                                        ========      ========      ========      ========



                        See notes to financial statements

                            IGEN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED



                                                                                                    NINE MONTHS ENDED
                                                                                                       DECEMBER 31,
                                                                                               2000                 1999
                                                                                             --------             --------
OPERATING ACTIVITIES:
  Net loss                                                                                        $(29,937)       $(16,343)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                                   3,823           1,291
     Deferred revenue                                                                                  461            (541)
     Beneficial conversion feature of subordinated debentures                                        6,995            --
     Add (deduct) items not affecting cash:
       Increase in accounts receivable                                                              (2,588)         (1,995)
       Increase in inventory                                                                        (1,011)         (1,191)
       Decrease (increase) in other current assets                                                     228            (519)
       Increase in accounts payable and accrued expenses                                             2,294           2,166
       Decrease in other noncurrent assets                                                              18             134
                                                                                                  --------        --------
                  Net cash used for operating activities                                           (19,717)        (16,998)
                                                                                                  --------        --------
INVESTING ACTIVITIES:
  Expenditures for equipment, furniture and improvements                                            (4,214)         (3,203)
  Purchase of short-term investments                                                                (5,367)        (12,793)
  Sale of short-term investments                                                                    34,939          34,441
                                                                                                  --------        --------
                  Net cash provided by investing activities                                         25,358          18,445
                                                                                                  --------        --------

FINANCING ACTIVITIES:
  Restricted cash                                                                                     (488)           (600)
  Issuance of common stock - net                                                                       158             502
  Preferred stock dividend paid                                                                     (1,179)           --
  Note payable principal payment                                                                    (1,084)           --
  Payments under capital lease obligations                                                             (57)            (95)
                                                                                                  --------        --------
                  Net cash used for financing activities                                            (2,650)           (193)
                                                                                                  --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            2,991           1,254

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       3,172             720
                                                                                                  --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                          $  6,163        $  1,974
                                                                                                  ========        ========



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: DURING THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999, THE COMPANY ACCRUED UNPAID PREFERRED STOCK DIVIDENDS OF APPROXIMATELY $1.6 MILLION. DURING THE NINE MONTHS ENDED DECEMBER 31, 2000, THE COMPANY ISSUED 180,000 SHARES OF COMMON STOCK IN CONNECTION WITH THE EXERCISE OF CERTAIN STOCK OPTIONS IN EXCHANGE FOR NOTES RECEIVABLE OF $3.7 MILLION.


                       See notes to financial statements.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The financial statements of IGEN International, Inc. (the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at December 31, 2000 and the Company's results of operations for the three and nine month periods ended December 31, 2000 and 1999 as well as cash flows for the nine month periods ended December 31, 2000 and 1999. Interim period results are unaudited and are not necessarily indicative of results of operations or cash flows for a full year period. The balance sheet at March 31, 2000 was derived from audited financial statements at such date.

Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's most recent annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

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

RESTRICTED CASH - At December 31, 2000, the Company has a restricted cash balance that includes a debt service reserve of $1.7 million that is restricted in use and is held in trust as collateral (see Note 3).

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

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INVENTORY is recorded at the lower of cost or market using the first-in, first-out method and consists of the following (in thousands):



                                                           DECEMBER 31, 2000                  MARCH 31, 2000
                                                           -----------------                  --------------
         Finished goods                                     $     1,099                         $     1,041
         Work in process                                          1,634                               1,074
         Raw materials                                            1,341                                 948
                                                             ----------                          ----------
         Total                                              $     4,074                         $     3,063
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

REVENUE RECOGNITION - Product sales revenue is recorded as products are shipped. Contract fees, milestone payments and service fees in connection with research and development contracts or commercialization agreements with corporate partners are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Amounts received in advance of performance under contracts or commercialization agreements are recorded as deferred revenue until earned.

LOSS PER SHARE - The Company uses Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128") for the calculation of basic and diluted earnings per share. The Company's loss has been adjusted by dividends accumulated on the Company's Series B Convertible Preferred Stock to compute basic and diluted loss per share.

NEW ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 is effective for years beginning after June 15, 2000 and requires the recognition of all derivatives at fair value as either assets or liabilities in the Company's financial statements. The Company has adopted FAS 133 and has determined that implementation of SFAS No. 133 did not have a material impact on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB No. 101). SAB No. 101 is effective for the Company for the period ending March 31, 2001 and provides the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is in the process of evaluating the effects of implementing SAB 101.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)


CUMULATIVE EFFECT OF ACCOUNTING CHANGE - During the quarter ended December 31, 2000, the Company adopted the provisions of Emerging Issues Task Force (EITF) Release No. 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features". This standard established new guidelines for convertible securities with beneficial conversion features. The EITF requires conversion options to be calculated using the effective conversion price based on the proceeds allocated to the convertible instruments. Previously, the Company had calculated the beneficial conversion feature on the Subordinated Convertible Debentures, issued in January 2000, using the stated conversion price. The change in methods results in a one-time, non-cash charge that was recorded during the quarter ended December 31, 2000 as a cumulative effect of a change in accounting of $7 million ($0.44 per share). Prior year financial statements have not been restated to reflect the change in accounting. The effect of the change on the Company's Statement of Operations for the year ended March 31, 2000 would have been to increase the net loss by $7 million ($0.45 per share). There would not be any effect on loss before the cumulative effect for the nine months ended December 31, 2000.

3. NOTE PAYABLE

In March 1999, the Company entered into a debt financing with John Hancock Mutual Life Insurance Company under a Note Purchase Agreement ("Note") from which the Company received $30 million. The seven year, 8.5% Senior Secured Notes mature in 2006 with principal and interest installments of $1.7 million due quarterly through March 2006.

Collateral for the debt is represented by royalty payments and rights of the Company to receive monies due pursuant to the Company's license agreement with Roche Diagnostics, GmbH. Additional collateral is represented by a Restricted Cash account which had a balance of $1.7 million as of December 31, 2000. Covenants within the Note include compliance with annual and quarterly Royalty Payment Coverage Ratios which are tied to royalty payments and debt service.

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

As part of this financing, the Company also issued detachable warrants to purchase 282,258 shares of common stock with an exercise price of $31 per share. Using the Black-Scholes model and the relative fair value of the warrants and the debentures at the time of issuance, these warrants were valued at approximately $7 million. The detachable warrant value has been recorded as a reduction of the face value of the convertible debentures. Costs associated with

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

placing the debentures totaling $1.9 million, were deferred and have been netted against the recorded convertible debenture balance. The convertible debenture discount consisting of the warrant value and debt issuance costs is being amortized over the five year life of the debentures. See Note 2 "Cumulative Effect of Accounting Change" for a description of the effect of a change in accounting related to the Convertible Debentures.

5. STOCK NOTES RECEIVABLE

In connection with the exercise of employee stock options in July 2000, the Company granted loans in the principal amounts of $3.7 million, maturing in July 2008. The loans are 6.62% simple interest, full recourse loans against all assets of the borrowers, collateralized by the pledge of 180,000 shares of the Company's common stock owned by the borrowers.

6. LITIGATION

ROCHE DIAGNOSTICS ("ROCHE")
---------------------------
On September 15, 1997, the Company filed a lawsuit in Maryland against Roche Diagnostics GmBH (formerly Boehringer Mannheim GmbH). The lawsuit against Roche is pending in the Southern Division of the United States District Court for the District of Maryland. The lawsuit arises out of a 1992 License and Technology Development Agreement (the "Agreement"), under which the Company licensed to Roche certain rights to develop and commercialize diagnostic products based on the Company's ORIGEN(R) technology. In its lawsuit, the Company alleges that Roche has failed to perform certain material obligations under the Agreement, including development and commercialization of ORIGEN technology according to the contractual timetable; exploitation of the license to the extent contemplated by the parties; phase out of certain non-royalty-bearing product lines; exploitation of ORIGEN technology only within Roche's licensed fields; proper treatment of intellectual property rights regarding ORIGEN technology; maintenance of records essential to the computation of royalties; and proper computation and payment of royalties. In August 2000, the Company filed an Amended Complaint alleging additional counts of breach of contract, as well as a claim for unfair competition. In its lawsuit, the Company seeks damages as well as injunctive and declaratory relief, including a judicial determination of its entitlement to terminate the Agreement. The Company voluntarily has agreed not to terminate the Agreement unless and until the Court determines its entitlement to do so.

During 1998, the Court issued a preliminary injunction enjoining Roche from marketing, selling, or distributing its Elecsys products to physicians' offices and physicians' office laboratories, which are outside of Roche's licensed field of use. The Court also ordered Roche to refer all physicians' offices and physicians' office laboratory customers to the Company for future reagent

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)


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

In 1998, Roche filed a Counterclaim against the Company alleging breach of contract, fraud, and tortious interference and in 1999, the Company successfully moved the Court to dismiss these claims. In August 2000, Roche filed a Second Amended Couterclaim in which it asserted a breach of contract claim and reasserted claims for fraud and tortious interference. The Company again has moved the Court to dismiss the fraud and tortious interference claims. The Court again has dismissed the tortuous interference claim and will hear arguments on the fraud motion in March 2001. Roche's Second Amended Counterclaim focuses principally on the relationship between the Company and its Japanese licensee, Eisai Company, Ltd.. In particular, Roche alleges that the Company improperly permitted Eisai to commercialize certain ORIGEN-based products in Japan.

During fiscal 2000, the Company received notice from Roche that royalty payments due to the Company are now being reduced through an additional deduction from sales on which the royalty is based. The Company has notified Roche that it objects to this latest calculation which it does not believe is in accordance with the Agreement. Additionally, Roche has also claimed that the Company owes Roche $2.6 million in royalties previously paid to the Company as a result of a retroactive application of this additional deduction back to 1997. Roche has notified the Company that it does not intend to collect this retroactive amount pending ongoing settlement discussions between the Company and Roche. The Company believes the deduction and its retroactive application are not in accordance with the Agreement, and in January 2001, the Company filed a motion with the Court seeking a ruling that this deduction violates the Agreement.

This litigation against Roche may have a material adverse effect upon the Company regardless of whether the outcome is favorable or not.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (concluded)


In June 1998, a subsidiary of Ares-Serono ("Serono") filed a patent infringement claim against the Company, Roche and Organon Teknika in the U.S. District Court in Delaware. The action claims that Serono's patent "A Method of Assay Employing a Magnetic Electrode" is being infringed by the Company. In 1999, F. Hoffman LaRoche, Ltd., a member of the Roche family of companies, acquired the patent from Serono and continues in Serono's place to assert the infringement claim against the Company and Organon Teknika. The Company does not believe that it infringes the patent and intends to continue to vigorously defend against the claim. The Company has filed its answer in this action denying infringement and seeking declaratory judgment on non-infringement, unenforceability and invalidity. There can be no assurance that the results of this litigation will not have a material, adverse effect on the Company, its business prospects and its future financial results. The case is scheduled to go to trial in late February 2001.

HITACHI
-------
In December 1997, IGEN International K.K., a Japanese subsidiary of the Company, filed a lawsuit in Tokyo District Court against Hitachi Ltd. ("Hitachi"). The lawsuit seeks to enjoin Hitachi from infringing IGEN K.K.'s license registration (known in Japan as a "senyo-jisshi-ken") to prevent Hitachi from manufacturing, using or selling the Elecsys 2010 Instrument, which incorporates the Company's patented ORIGEN technology, in Japan. Hitachi is the sole manufacturer for Roche of the Elecsys 2010 immunoassay instrument. Roche is licensed to market the Elecsys 2010 worldwide, except in Japan, to central hospital laboratories and clinical reference laboratories. The Company's ORIGEN technology is also licensed in Japan to Eisai Company, Ltd. The lawsuit requests injunctive relief against Hitachi.

OTHER
-----
On February 6, 2001, the Company received notice that Brown Simpson
Strategic Growth Fund L.P. ("Brown Simpson") initiated a shareholder derivative suit (the "Complaint") for and on behalf of the shareholders of the Company in the Circuit Court for Montgomery County, Maryland against four of the Company's current directors, two former directors, three executive officers, and the Company as a nominal defendant. In the Complaint Brown Simpson, stating that it holds 100 shares of common stock in the Company, alleges breaches of fiduciary duties by the named individual defendants in connection with transactions between the Company and other entities in which certain directors and officers are alleged to have an interest, including its Meso Scale Diagnostics LLC joint venture.

In 2000, the Board of Directors established an independent committee to evaluate substantially similar issues as those raised in the Complaint. The Complaint seeks principally the following: that the named defendants hold in trust and be required to account for and restore to the Company alleged damages that IGEN has allegedly sustained by reason of the allegations; and relief relating to board and management composition. The Complaint does not include any claims against the Company.

The Company believes that the claims are wholly without merit, that meritorious defenses are available and that there is every intention to vigorously contest and defend against these claims. Further, the Company intends to assert all of its legal rights in this matter, including all counterclaims. The lawsuit is not expected to have a material, adverse effect on the Company.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company has devoted substantial resources to the research and development of its proprietary technologies, primarily the ORIGEN(R) technology for the clinical diagnostic and life science markets. The Company currently derives most of its revenue from royalties that it receives from licensees that develop and market certain ORIGEN-based systems. The Company also generates sales of its own products, particularly the M-SERIES(-TM-) System and related consumable reagents, which commenced shipping in the second quarter of fiscal 2000. The Company may also selectively pursue additional strategic alliances, which could result in additional license fees or contract revenues.

         In addition to historical information, this document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to statements regarding the potential market for diagnostic products, potential impact of competitive products, the Company's expectations relating to the level of anticipated royalty and revenue growth in the future, the potential market for products in development, the outcome of litigation, the Company's plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this document. The words "may", "will", "expect", "intend", "estimate", "anticipate", "believe", "plan" and similar expressions have been used in this document to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Such statements are based on management's current expectations and are subject to a number of risks and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. In particular, careful consideration should be given to the cautionary statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to the risks and uncertainties detailed in the Company's Annual Report on Form 10-K for the year ended March 31, 2000, Form S-3 dated January 10, 2001 and other documents previously filed with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

THE QUARTER AND NINE MONTHS IN REVIEW

REVENUES. Total revenues increased $2.8 million (49%) and $8.2 million (57%) for the quarter and nine months ended December 31, 2000 to $8.5 million and $22.6 million, respectively, from $5.7 million and $14.5 million. Revenue growth for the current quarter was due to increases in royalty income and product sales while the increase for the first nine months of fiscal 2001 was attributable to growth in all revenue components - royalty income, product sales, and contract revenue.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Royalty income increased to $4.2 million and $11.9 million for the quarter and nine months ended December 31, 2000, which represent increases of 32% and 35%, respectively, over the $3.2 million and $8.8 million for the quarter and nine months ended December 31, 1999. Royalties from Roche represent approximately $4 million (94%) and $11.2 million (94%) of the total royalty income for the quarter and first nine months of fiscal 2001 as compared to approximately $2.9 million (91%) and $7.9 million (90%) for the same periods last year. Roche launched its Elecsys product line in 1996, which is based on the Company's ORIGEN technology that was licensed to Roche under a 1992 license agreement. The Company is involved in litigation with Roche arising out of this agreement. One of the disputes in the litigation relates to Roche's computation of royalties to which the Company is entitled under the agreement. See Note 6 of Notes to Consolidated Financial Statements.

Product sales increased to $4.1 million and $8.5 million for the quarter and first nine months of the current year, which represent increases of 73% and 69% over the prior year's product sales of $2.4 million and $5 million for the same periods last year. The revenue growth for the current quarter and first nine months is primarily attributable to growth of the M-SERIES line of instrumentation and consumable products and the revenue generated from the sale of clinical diagnostic assays to physician office laboratory (POL) customers in the United States. The Company began serving these POL customers in June 2000 when Roche transferred the customers in order to comply with a court ordered preliminary injunction. Contributing to this growth in product sales for the three and nine months ended December 31, 2000 was a new distribution agreement that the Company signed during the current quarter with Sanko Junyaku Co., Ltd, a subsidiary of Eisai Co., Ltd.

Contract revenue for the first nine months of the current year increased to $2.3 million from $600,000 in the same period last year. This increase is attributable to the Company's alliance with Bayer Diagnostics ("Bayer") under which the two companies are exploring new products for the hospital point-of-care testing market. Based on the progress in the collaborative effort, Bayer has provided additional funding of $2 million which the Company expects to recognize as revenue during its fourth quarter ending March 31, 2001.

OPERATING COSTS AND EXPENSES. Product costs were $ 1.3 million (31% of product sales) and $2.9 million (33% of product sales) for the quarter and nine months ended December 31, 2000. This compares with product costs of $666,000 (28% of product sales) and $1.5 million (30% of product sales) for the quarter and nine months ended December 31, 1999. The change in product cost margin percentages is attributable to a change in product sales mix between M-SERIES instruments and the related reagents which have higher profit margins, M-SERIES retrofit costs as well as the POL sales, which commenced in June 2000.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Research and development (R&D) expenses were $7.7 million and $20 million for the quarter and nine months ended December 31, 2000. This represents increases in R&D expenses of $2.9 million (61%) from $4.8 million in the same quarter last year and $6.9 million (52%) from $13.1 million in the same nine month period last year. These increases were due primarily to ongoing development associated with the M-SERIES System, development of new assays for the drug discovery and development market, expenditures on new systems for the M-Series product family, and to a lesser extent, development of products for the industrial market and R&D expenses associated with the Meso Scale Diagnostics joint venture. During implementation of the M-SERIES M-8 upgrade program, the Company identified additional system upgrade requirements that are being addressed through on-going R&D efforts. There can be no assurances that the recently completed upgrade program will not require additional work and expenditures or that the Company will successfully develop new system improvements.

Marketing, general and administrative expenses (excluding Roche litigation costs) remained constant at $4.1 million in the current quarter when compared with the same prior year quarter. For the first nine months of the current year, these costs were $12.1 million, which represents an increase of $723,000 (6%) from the $11.3 million in the same period last year. This increase was due primarily to higher sales and marketing costs related to the M-SERIES System during the first six months of the current year. Costs related to the Company's litigation with Roche were $3.3 million and $7.2 million for the quarter and nine months ended December 31, 2000 compared to $1.5 million and $3.5 million in the same prior year periods. Litigation costs increased due to expanded legal discovery work and motions and filings with the court.

INTEREST AND OTHER EXPENSE. Interest expense, net of other income, increased $771,000 and $2.2 million during the quarter and nine months ended December 31, 2000 due to interest on higher debt balances during the periods. The Company issued $35 million of convertible debentures in January 2000 resulting in higher interest expense in the current periods. This includes non-cash interest charges during the current quarter and first nine months of approximately $450,000 and $1.3 million, respectively, principally related to amortization of the value of warrants issued in connection with the convertible debentures.

NET LOSS. The net loss for the quarter and nine months ended December 31, 2000 was $16 million ($1.04 per share after consideration of the effect of preferred dividends) and $29.9 million ($2.00 per share after consideration of the effect of preferred dividends), respectively. This compares to net losses of $5.8 million ($0.41 per share after consideration of the effect of preferred dividends) and $16.3 million ($1.16 per share after consideration of the effect of preferred dividends) in the same periods last year. The losses for the current quarter and first nine months of fiscal 2001 include a one-time, non-cash charge of $7 million ($0.44 per share) to record the cumulative effect of an accounting change. This accounting change was adopted in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

("EITF") Release 00-27 "Accounting for Convertible Securities with Beneficial Conversion Features". See Note 2 of Notes to Consolidated Financial Statements.

Results of operations in the future are likely to fluctuate substantially from quarter to quarter as a result of a number of factors, including the volume and timing of orders for M-SERIES or other products; the timing of instrument deliveries and installations; variations in revenue recognized from royalties and other contract revenues; the mix of products sold; whether instruments are sold to or placed with customers; the timing of the introduction of new products; competitors' introduction of new products; variations in expenses incurred in connection with the operation of the business, including legal fees, research and development costs, product upgrade and enhancement costs; sales and marketing costs; manufacturing capabilities; and the volume and timing of product returns and warranty claims.

During fiscal 2000, the Company received notice from Roche that royalty payments due to the Company are now being reduced through an additional deduction from sales on which the royalty is based. Roche has also claimed that the Company owes it $2.6 million in royalties previously paid to the Company as a result of a retroactive application of this deduction back to 1997. The Company has notified Roche that it objects to this latest calculation which it does not believe is in accordance with the Agreement. Roche has notified the Company that it does not intend to collect this retroactive amount pending ongoing settlement discussions between the Company and Roche. There can be no assurances that Roche will not unilaterally seek to collect this claim by withholding unrelated future royalty payments from the Company. In the event that Roche should do so, the Company's results of operations would be adversely affected for the period or periods in which the royalty payments are withheld. In January 2001, the Company filed a motion with the Court seeking a ruling that this deduction violates the Agreement.

The Company has experienced significant operating losses each year since inception and expects those losses to continue. Losses have resulted principally from lower royalty revenue than the Company believes it is entitled to under its license agreement with Roche together with costs incurred in research and development, the Roche litigation, selling and other general and administrative costs.

The Company expects to incur additional operating losses as a result of increases in expenses for manufacturing, marketing and sales capabilities, research and product development and general and administrative costs, including legal costs associated with the ongoing Roche litigation. The Company's ability to become profitable in the future will depend, among other things, on its ability to expand the commercialization of existing products; introduce new products into the market; develop marketing capabilities cost-effectively; develop sales and distribution capabilities cost-effectively; complete new business arrangements; and resolve the litigation with Roche.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES

Through December 31, 2000, the Company has financed its operations through the sale of Preferred and Common Stock, aggregating approximately $85 million through December 31, 2000; the placement of a $30 million debt financing with John Hancock Life Insurance Company in March 1999; and a $35 million private placement of subordinated convertible debentures in January 2000. Under the Hancock financing, the Company has made quarterly interest only payments of $637,500 through September 2000. Beginning December 2000, principal and interest installments of $1.7 million are due quarterly through March 2006. In addition the Company is required to maintain a restricted cash account of $1.7 million. Under the subordinated convertible debentures, unless and until the holders of the debentures convert their debentures into common stock, the Company will be required to make semi-annual interest payments of $875,000. Interest payments may be made in cash or an equivalent value of common stock. In addition, the Company has received funds from collaborative research and licensing agreements and sales of its ORIGEN line of products.

During February 2001, the Company entered into an agreement with Acqua Wellington North American Equities Fund, LLC ("Acqua") for an equity financing facility covering the sale of up to $60 million of the Company's common stock over the subsequent 28 months. Under this facility, the Company initially sold 211,900 shares to Acqua for $3 million. All shares of common stock sold and to be sold to Acqua will be issued under the Company's shelf-registration statement covering up to 3 million shares of common stock. The Company will control the amount and timing of any additional stock sales that may be made under the terms of this agreement. Each sale will be made under the shelf-registration statement at a small discount to the market at the time of the sale. There are no commissions, warrants or other direct costs associated with these sales.

As of December 31, 2000, the Company had $11.9 million in cash, cash equivalents and short term investments with working capital of $9.7 million.

Net cash used in operating activities increased to $19.7 million for the nine months ended December 31, 2000, as compared to $17 million for the corresponding prior year period, due principally to a higher net loss (net of increased depreciation and amortization of $2.5 million).

The Company used approximately $4.2 million and $3.2 million of cash for investing activities in the nine months ended December 31, 2000 and 1999, respectively, exclusive of short-term investment transactions used to provide cash for operations. These investing activities are substantially related to the acquisition of laboratory equipment, furniture and leasehold improvements. Lease payments, which the Company is obligated to make through December 2001, are approximately $70,000 (including interest) under capital lease agreements, while operating lease commitments for facility and equipment are approximately $2 million during the

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


same period. The Company has also committed to future capital contributions of approximately $2.9 million under its existing joint venture arrangement with Meso Scale Technologies, LLC. The term of this joint venture agreement has been extended until February 16, 2001. An independent committee of the Company's Board of Directors has evaluated this joint venture and is negotiating the terms of an extended joint venture arrangement. There can be no assurances that any such agreement will be reached.

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

The Company needs substantial amounts of money to fund operations. In this regard, the Company has ongoing discussions with third parties, including multinational corporations, regarding various business arrangements including distribution, marketing, research and development, joint venture and other business arrangements, which could provide for substantial up-front fees or payments. Further, the Company is considering and evaluating the advisability and feasibility of a variety of financing alternatives, including issuance of additional debt or equity securities. There can be no assurance that the Company will successfully complete any of the foregoing arrangements and access to funds could be adversely impacted by many factors, including the results of pending litigation, the volatility of the price of the Company's common stock, continuing losses from operations and other factors. The Company anticipates that existing capital resources, together with revenue from product sales, royalties and contract fees will be adequate to fund operations through fiscal year 2002. If the Company is unable to raise additional capital, it may have to scale back, or even eliminate some programs. Alternatively, it may have to consider pursuing arrangements with other companies, such as granting licenses or entering into joint ventures, on terms and conditions that may not be favorable to the Company.

The Company and Roche are actively engaged in settlement discussions with respect to a resolution of the litigations between the parties on mutually agreeable terms. There can be no assurance as to when or if the parties will reach resolution of these litigations, or settlement discussions, or that such resolutions will be on favorable terms and conditions. The Company

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2000

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (concluded)


has no reason to believe that the existence of the Roche litigation is having a material, adverse effect on Roche's sales pursuant to the Agreement or that a negative result for the Company in the Roche litigation would have a material, adverse effect on Roche's sales, although there can be no assurance that the litigation or its outcome would not have such an effect. As it now stands, Roche has the right to continue to market its Elecsys products to its designated field during the term of the Agreement unless and until the Company is determined to have the right to terminate the Agreement and then determines to terminate the Agreement. If the Company elects to terminate the Agreement, it would have a material, adverse effect on the Company`s royalty revenue from license sales unless the Company entered into a strategic partnership with another company that is able to develop and commercialize diagnostic instruments for central hospital laboratories and clinical reference laboratories. There can be no assurance, if the Company decided to terminate the Agreement, that the Company would be able to enter into a strategic partnership on terms favorable to the Company, if at all.

The Company does not expect that failure to prevail in the Hitachi litigation by itself would have a material, adverse effect on the Company's revenue or sales, because Hitachi would continue to manufacture Roche instruments and the Company would continue to earn royalties in connection with Roche sales. There can be no assurance that the Hitachi litigation would not have a material, adverse effect on the Company's intellectual property, regardless of whether the outcome of the litigation is favorable or not. Success by the Company in the Hitachi litigation could have a material, adverse effect on the Company's royalty revenue from sales of Elecsys products to the extent that Roche's sales of Elecsys instruments are hindered because it needs to find a new manufacturer for its instruments or make arrangements to have Hitachi manufacture the instruments outside of Japan.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three and nine months ended December 31, 2000 does not differ materially from that discussed under Item 7A. of the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2000



PART II           OTHER INFORMATION
-------           -----------------
Item 1:  Legal Proceedings
         The information required under this item is incorporated herein by reference to Note 6 in Part I, Item 1 - Notes to Consolidated Financial Statements.

Item 6:  Exhibits and Reports on Form 8-K.

         (a)   Exhibits - none

         (b)   Reports on Form 8-K
               The Company filed reports on Form 8-K under Item 5, Other Events on October 2, 2000, December 5, 2000, January 2, 2001, February 9, 2001 and February 12, 2001.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2000


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            IGEN International, Inc.



Date:    FEBRUARY 14,  2001                 /s/ GEORGE V. MIGAUSKY
         ------------------                 ------------------------------------
                                            George V. Migausky
                                            Vice President of Finance and Chief
                                            Financial Officer
                                            (On behalf of the Registrant and as
                                            Principal Financial Officer)