Form 10-K
period 2001-03-31
IGEN INTERNATIONAL INC /DE
filed 2001-06-29
CIK 916304

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                      For Fiscal Year Ended March 31, 2001

                         Commission File Number 0-23252

                            IGEN INTERNATIONAL, INC.
                    ----------------------------------------
               (Exact name of Company as specified in its charter)

                 DELAWARE                               94-2852543
        ---------------------------------------------------------------------
        (State or other jurisdiction of     (IRS Employer Identification No.)
        incorporation or organization)

                16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD              20877
                -------------------------------------------------------------
               (Address of principal executive offices)            (Zip Code)

                                  301/869-9800
              -----------------------------------------------------
                (Company's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.       X
          _______________


The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of June 8, 2001, computed by reference to the closing sale price of such stock quoted on the Nasdaq National Market, was approximately $315,502,500.


The number of shares outstanding of the Company's Common Stock as of June 8, 2001 was 17,984,400.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K. Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on September 13, 2001.

PART I

IN ADDITION TO HISTORICAL INFORMATION, THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. REFERENCE IS MADE IN PARTICULAR TO STATEMENTS REGARDING THE POTENTIAL MARKET, AND MARKET GROWTH, FOR DIAGNOSTIC PRODUCTS, POTENTIAL IMPACT OF COMPETITIVE PRODUCTS, THE COMPANY'S EXPECTATIONS REGARDING THE LEVEL OF ANTICIPATED ROYALTY AND REVENUE GROWTH IN THE FUTURE, THE POTENTIAL MARKET FOR PRODUCTS IN DEVELOPMENT, FINANCING PLANS, THE OUTCOME OF LITIGATION, THE DESCRIPTION OF THE COMPANY'S PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ASSUMPTIONS UNDERLYING SUCH PLANS AND OBJECTIVES, THE NEED FOR AND AVAILABILITY OF ADDITIONAL CAPITAL AND OTHER FORWARD-LOOKING STATEMENTS INCLUDED IN ITEM 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" ("MD&A"). THE WORDS "MAY," "SHOULD," "WILL," "EXPECT," "COULD," "ANTICIPATE," "BELIEVE," "ESTIMATE," "PLAN," "INTEND" AND SIMILAR EXPRESSIONS HAVE BEEN USED IN THIS DOCUMENT TO IDENTIFY FORWARD-LOOKING STATEMENTS. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. SUCH STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. IN PARTICULAR, CAREFUL CONSIDERATION SHOULD BE GIVEN TO CAUTIONARY STATEMENTS MADE IN ITEM 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND IN ITEM 1 - "BUSINESS" UNDER THE HEADING "RISK FACTORS." IGEN DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.


ITEM 1. BUSINESS

SUMMARY

We develop and market products that incorporate our proprietary ORIGEN(R) technology, which permits the detection and measurement of biological substances. We believe that ORIGEN offers significant advantages over competing detection methods by providing a unique combination of speed, sensitivity, flexibility and throughput in a single technology platform. ORIGEN is incorporated into instrument systems and related consumable reagents, and we also offer assay development and other services used to perform analytical testing. Products based on our ORIGEN technology currently address the following markets:

     o LIFE SCIENCE - drug discovery and development, including applications in high throughput screening and genomics, performed by pharmaceutical and biotechnology companies, universities and other research organizations. We estimate that this market currently exceeds $2 billion annually, with expected growth of approximately 15% annually over the next several years;

     o CLINICAL TESTING - IN VITRO diagnostic testing of patient samples to measure the presence of disease and monitor medical conditions. This testing is performed at facilities, such as central hospital and clinical reference laboratories, and at other locations, including sites closer to where patient care is delivered. These sites include clinics, emergency rooms, intensive care units and physician offices. We estimate the market segments that may be served by ORIGEN-based products currently exceed $7 billion annually; and

     o INDUSTRIAL TESTING - the testing of food and environmental samples for safety and quality assurance purposes, as well as agricultural and animal health testing. We estimate that this market currently approximates $2 billion annually.

We and our corporate collaborators have commercialized multiple product lines to serve these markets. We estimate that approximately 7,000 ORIGEN-based systems have been sold or placed with customers. These sales and placements have been made predominantly through our license arrangement with Roche Diagnostics GmbH (Roche), the world's leading provider of clinical diagnostic products. Roche has adopted ORIGEN as the integral technology for its Elecsys immunodiagnostic product line. Roche has a license to commercialize the ORIGEN technology solely for central hospital and clinical reference laboratories and blood banks. As of March 31, 2001, Roche has paid us a total of approximately $92 million in license fees, royalties and assay development fees. For a discussion of litigation we are involved in with Roche, see ITEM 3, "Legal Proceedings".

The M-SERIES(TM) System, our new product line for use by pharmaceutical and biotechnology companies in drug discovery and development, may be used in all phases of drug discovery, including (1) validating targets identified through genomics, (2) screening of large numbers of compounds generated through combinatorial chemistry, (3) re-testing and optimization of lead compounds, and (4) clinical trial testing of drug candidates. We believe the M-SERIES System provides a number of advantages relative to other drug discovery technologies, including enhanced sensitivity and greater ease and speed of assay formatting. These features are designed to enable our customers to test new biological targets against potential drug compounds with higher levels of accuracy and specificity and may perform highly sensitive tests more quickly and with less cost. This should permit a drug candidate to move more rapidly into the later stages of drug development and ultimately into the market.

The M-SERIES System is the first product that features our electrochemiluminescence module, which we have trademarked as TRICORDER(R). The TRICORDER, which resulted from our extensive research and development efforts, is a self-contained, analytical operating system. By combining all of the features necessary to perform ORIGEN-based testing in a single compact module, the TRICORDER provides a relatively simple-to-use, highly accurate and cost-effective system, which can be configured for a high throughput format. The TRICORDER's modular nature is expected to reduce the development time and cost required to incorporate ORIGEN technology into future diagnostic and analytical instruments. We believe that the TRICORDER, through its flexibility as a detection tool and its modular nature, will be the core component for additional products that we plan to develop for other target markets.

We offer our customers the option of buying M-SERIES Systems or renting them under reagent purchase plans. Under either option, our customers typically make commitments for purchases of proprietary reagents. We also provide custom assay development services based on our existing library of more than 300 assays. We market the M-SERIES System through our sales, marketing and applications team dedicated to the life science market. Our M-SERIES customers include:

o        Agouron                            o        GlaxoSmithKline
o        Amgen                              o        Human Genome Sciences
o        AstraZeneca                        o        Merck
o        Aventis                            o        Novo Nordisk
o        Baxter                             o        Pfizer
o        Bayer                              o        Pharmacia & Upjohn
o        Boehringer Ingelheim               o        Schering Plough
o        Bristol-Myers Squibb               o        Zymogenetics

We have also applied our ORIGEN technology to the rapidly growing market for testing food and water for disease causing pathogens. We have begun commercializing our first products for this market, the PATHIGEN panel of tests for Salmonella, Campylobactor and E. Coli 0157, which are sold primarily to food processors. A test for Listeria is presently completing field studies and is expected to be added to this panel of tests. The E. coli test is up to 100 times more sensitive than any other test on the market and we believe it offers unprecedented precision and rapid results in detecting this dangerous strain of the food-borne pathogen. We are also developing a test for Bovine Spongiform Encephalopathy (BSE), commonly known as "Mad Cow" disease. We believe our test for BSE will have the potential to overcome the limitations of current BSE tests.

IGEN's executive offices are located at 16020 Industrial Drive, Gaithersburg, Maryland 20877.

ORIGEN TECHNOLOGY

ORIGEN is a proprietary technology based on electrochemiluminescence. ORIGEN permits the detection and measurement of a biological substance within a given sample. It works by labeling the targeted substance within a sample using a compound and binding the newly labeled substance to magnetizable beads. The beads can then be separated from the rest of the sample using a magnet. When this newly labeled substance is stimulated, the label emits light at a particular wavelength. The light emission can be measured with a high degree of accuracy. The level of intensity of the light emitted depends on how much of the label is present, which in turn is determined by how much of the targeted substance is present for the label to attach itself to. Thus, the light emissions permit the accurate detection and measurement of the targeted substance. ORIGEN technology provides a single basic format that can be used to conduct a multitude of tests, including immunodiagnostic tests, nucleic acid probe tests and clinical chemistry tests. The ORIGEN technology is protected by numerous patents in the United States and internationally.

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

The major features and benefits of proprietary ORIGEN-based systems are:

     o SIMPLE TESTING FORMAT: reduces time and labor in performing a test or series of tests. Complete automation of testing process possible.

     o FLEXIBILITY: enables a single instrument to perform immunodiagnostic tests on large and small molecules and to perform DNA and RNA tests.

     o COST: reduces costs per test by minimizing the amount of expensive reagents needed.

     o SPEED: reduced time from assay set-up to detection produces rapid results. Enables high sample throughput.

     o SENSITIVITY: allows detection of targeted specimens at very low concentrations.

     o    PRECISION: provides highly-reproducible measurements.

     o LABEL STABILITY: extends the shelf-life of the reagent that contains the label used in testing. Improves measurement accuracy.

ORIGEN-BASED PRODUCTS AND MARKETS

We believe that our ORIGEN technology is well suited for the development of families of instruments that can be used in all of our markets. The technology should permit virtually all immunodiagnostic and nucleic acid tests to be performed on similar instrumentation using the same detection method.

The following table summarizes ORIGEN-based products and development programs.

                                                       CUSTOMER                                         COMMERCIAL
MARKET                      PRODUCT                    APPLICATION                   STATUS             RIGHTS
------                      -------                    -----------                   ------             ------
LIFE SCIENCE MARKET         M-SERIES                   Drug Discovery/Development    Product Sales      IGEN
                            (M-8 Analyzer and
                            Reagents)

                            ORIGEN Detection System    Drug Discovery/Development    Product Sales      IGEN

                            Cell Culture Reagents      Research Biologicals          Product Sales      IGEN

                            NucliSens/NASBA QR         Nucleic Acid Probe Tests      Product Sales      Organon Teknika

                            M-SERIES (M-1
                            Research Analyzer)         Drug Discovery/               Development        IGEN
                                                       Development

CLINICAL TESTING MARKET

CENTRAL HOSPITAL/CLINICAL   Elecsys 2010               Immunodiagnostic Tests        Product Sales      Roche
REFERENCE LABORATORY
SYSTEMS
                            Elecsys 1010               Immunodiagnostic Tests        Product Sales      Roche

                            NucliSens/NASBA QR         Nucleic Acid Probe Tests      Product Sales      Organon Teknika

                            Picolumi                   Immunodiagnostic Tests        Product Sales      Eisai (Japan)
                                                       (Japan)

                            MODULAR/E170               Immunodiagnostic Tests        Product Launch     Roche

PATIENT CARE CENTER SYSTEMS Elecsys 2010/1010          Physicians' Office Lab        Product Sales      IGEN (1)
                                                       Immunodiagnostic Tests

                            M-SERIES (M-1              Portable Physicians' Office   Development        IGEN
                            Clinical Analyzer)         Lab/Hospital
                                                       Immunodiagnostic Tests

                            Home Self-Testing          Health Screening and          Research           IGEN
                                                       Monitoring

INDUSTRIAL MARKETS          PATHIGEN  Panel of Tests   Detection of Contaminants in  Product Sales      IGEN
                            (ORIGEN Detection System)  Food and Beverage Samples

                            Animal Health Testing      Test for BSE                  Development        IGEN

(1) IGEN is currently servicing customers pursuant to preliminary injunction issued in the litigation described in ITEM 3 - "Legal Proceedings".

LIFE SCIENCE PRODUCTS AND MARKET

The life science market focuses on the discovery and development of new drugs. We estimate the potential worldwide opportunity for products based on our ORIGEN technology in the life science market to exceed $2 billion annually. Our commercialization efforts in this market center on the M-SERIES System and the ORIGEN DETECTION SYSTEM.

Advances in the field of combinatorial chemistry, which is based on the effects of combining different compounds to make new drugs, and in the field of biotechnology have revolutionized drug discovery. With the advent of combinatorial chemistry, pharmaceutical and biotechnology companies have dramatically expanded their libraries of potential drug candidates. Researchers have completed sequencing of the human genome, which has greatly increased scientists' understanding of how diseases work and the causes of disease, which in turn should provide novel targets for fighting disease.

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

After identifying disease targets and synthesizing chemical compounds, researchers attempt to find compounds that are drug candidates. This drug discovery process involves developing the test, or assay, to determine whether a particular compound has the desired effect on a target and then screening compounds using that assay. Compounds of interest from the screening process become drug candidates, which undergo further testing as part of "lead optimization". These drug candidates are then subjected to pre-clinical and clinical trials before becoming a drug.

M-SERIES SYSTEM. We believe that the need of pharmaceutical and biotechnology companies to rapidly screen thousands of compounds per day in an effort to find new drugs and advances in drug discovery technologies has created new opportunities for the ORIGEN technology system in the pharmaceutical and biotechnology industry. The M-SERIES System, based on the TRICORDER, builds on the applications of the ORIGEN DETECTION SYSTEM. The first M-SERIES System in the product family is called the M-8, which is compatible with multi-well microtiter plates that are commonly used in drug discovery and development laboratories. It can be fully integrated with many existing automation and robotic systems and is designed to enable researchers to test new biological targets against potential drug compounds with higher levels of accuracy and specificity. It may also perform highly sensitive tests more quickly and with less cost. This permits a drug candidate to move more rapidly into the later stages of drug development, clinical trials and ultimately into the market.

We believe that the sensitivity and accuracy of the M-SERIES System create advantages over many competitive screening technologies. The M-SERIES System allows the user (1) to quickly adapt the ORIGEN technology to develop and then perform the specific, desired assays, compared to the longer periods required by other existing competing technologies, (2) to reduce the use of rare components, such as proprietary compounds, antibodies or clinical trial samples, that must be used to run assays and (3) to be more confident in the positive and negative results the tests produce. Our expertise in developing assays allows us to assist customers in determining whether a proposed assay is feasible and to assist with the development and performance of assays that comply fully with the FDA's Good Manufacturing Practices (GMP).

In addition to the M-8 Systems we sell or place, we typically receive commitments from our customers for purchases of proprietary reagents. We also offer M-8 System users custom assay development services based on our existing library of more than 300 assays. We market the M-8 System directly through our sales, marketing and applications team dedicated to the life science market. Our M-SERIES customers include:

o        Agouron                              o        GlaxoSmithKline
o        Amgen                                o        Human Genome Sciences
o        AstraZeneca                          o        Merck
o        Aventis                              o        Novo Nordisk
o        Baxter                               o        Pfizer
o        Bayer                                o        Pharmacia & Upjohn
o        Boehringer Ingelheim                 o        Schering Plough
o        Bristol-Myers Squibb                 o        Zymogenetics

The second product in the M-SERIES family is the M-1, which is in development. The M-1 is being designed for use in drug discovery and development, as well as for basic biology research such as the study of general biological processes, proteomics and the understanding of the molecular basis of disease. In addition to pharmaceutical and biotechnology researchers, the M-1 may be used by scientists at academic and government research institutions.

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

CLINICAL DIAGNOSTIC PRODUCTS AND MARKET

One of the markets that we have and will continue to target by developing and marketing products and services based on our ORIGEN technology is the clinical diagnostic market. The clinical diagnostic market utilizes IN VITRO diagnostic testing, which is the process of analyzing blood, urine and other samples to screen for, monitor and diagnose diseases and other medical conditions or to determine the chemical and microbiological constituents of the samples. This market is composed of various areas of clinical diagnostic testing, including testing by central hospital laboratories and clinical reference laboratories, as well as testing at satellite hospital laboratories and at or near patient care centers. Taken as a whole, we estimate that the market segments served by current ORIGEN-based products are currently $7 billion.

HOSPITAL/REFERENCE LABORATORY SYSTEMS. One of the significant applications of our ORIGEN technology is in large, highly automated clinical immunodiagnostic systems used in central hospital laboratories, clinical reference laboratories and blood banks. These laboratories constitute the vast majority of the clinical diagnostic market today. To serve these laboratories, systems must be able to perform a wide variety of immunodiagnostic tests on a large number of samples reliably, cost-effectively and quickly. We and our licensees believe that systems based on the ORIGEN technology are well-lawsuited to serve this market and may surpass other systems currently available in central hospital laboratories, clinical reference laboratories and blood banks in terms of speed, cost effectiveness and ease of use.

Roche, one of the companies that license's our technology, introduced its first ORIGEN-based immunoassay system, the Elecsys 2010, for the central hospital and clinical reference laboratory markets in 1996. The Elecsys 2010 is designed to perform multiple screenings in a random-access mode, while simultaneously handling tests performed on clinical samples for which immediate results are needed, without interfering with the system workflow. The Elecsys 2010 is designed so that it can be integrated with Roche's clinical chemistry systems. Roche also introduced the Elecsys 1010 system, which is a system designed for central hospital and clinical reference laboratory customers that have a lower output requirement.

Roche presently offers a panel of approximately 50 screening tests, or assays, with the Elecsys systems, including assays for infectious diseases, anemia, cancer, heart attacks, thyroid disease and fertility/pregnancy. Roche continues to develop additional assays that are expected to be introduced to the market in subsequent months and years. We are working with Roche to develop assays, for which Roche reimburses us a portion of our development costs.

Roche has also developed a third instrument system, the MODULAR / E170, which incorporates ORIGEN technology and is in the process of being introduced to the market. The E170 is part of Roche's new MODULAR system that allows laboratories to create customized workstations and has the features of the existing Elecsys line together with expanded throughput capabilities. See ITEM 3 - "Legal Proceedings" for a description of our litigation with Roche.

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

We believe that significant demand exists for clinical diagnostic products that reduce turnaround time and cost. Our patient care center system is being designed to create tests that can provide accurate results to a physician rapidly, thereby permitting the physician to make a more timely decision regarding the patient's course of treatment. The ORIGEN technology permits development of a system that is compact and simple to operate at a very low cost per test and the initial ORIGEN-based system being developed by the Company is utilizing the TRICORDER product platform currently used in the life science market. The broad menu of immunoassays that we, and companies working with us, developed for the first generation of ORIGEN-based products can be performed on, and is available for use with, TRICORDER-based systems. We are currently exploring collaborative business arrangements to accelerate the commercialization of TRICORDER-based products for multiple point-of-care applications.

The Company presently distributes clinical assays to approximately 60 physicians' office laboratories in the United States that utilize Roche's Elecsys systems. In connection with our litigation with Roche, the Court issued a preliminary injunction enjoining Roche from marketing, selling, or distributing its Elecsys products to physicians' offices and physicians' office laboratories (POL's), which are outside of Roche's licensed field of use. The Court also ordered Roche to refer all POL customers to us for future reagent supply needs. In May 2000, the Company and Roche signed an agreement under which Roche transferred to us all of its POL customers in the United States pending the outcome of the ongoing litigation. In addition to these systems, we continue to believe that an estimated 225 systems outside the United States fall within the scope of the preliminary injunction and currently intends to pursue the disposition of those additional systems during the course of litigation with Roche.

INDUSTRIAL PRODUCTS

In the industrial market, we are seeking to develop further, either independently or with others, ORIGEN-based products for use in food and water quality assurance programs and agricultural and animal health testing. We estimate the potential worldwide opportunity for products based on ORIGEN technology in the industrial market to be approximately $2 billion annually. The emergence of simple, accurate and cost effective immunodiagnostic testing products is shifting focus from traditional labor intensive testing methods, such as gas chromatography, which tests for the presence of substances based on their affinities for various gas and liquid mediums. We believe that our ORIGEN Detection System and the reagents its employs to run tests, together with simpler, low-cost, TRICORDER-based instruments under development, should be well-lawsuited for these market applications.

We have recently commenced sales of our PATHIGEN panel of food pathogen tests. This panel includes tests for E. coli 0157, Salmonella and Campylobactor and will also include a test for Listeria. These tests are used in testing food and beverage products, such as the meat used in hamburger, for the bacteria that have caused numerous outbreaks of gastrointestinal and kidney-related disease worldwide. The test is semi-automated and creates a permanent record of test results. According to published studies by the USDA and an independent analytical laboratory in the United Kingdom, the PATHIGEN E. coli 0157 test is up to 100 times more sensitive than conventional tests commonly used to screen food.

Major food and beverage producers could become primary users of the PATHIGEN test panel in order to ensure continued safety of their food and beverage products. The major advantage of the PATHIGEN tests are the ability to perform in complex samples, like hamburger meat, in less time, with up to a 100-fold increase in sensitivity over other available methods. We believe our PATHIGEN tests offers food producers the ability to efficiently test many more food samples than with other currently available methods.

In addition to the PATHIGEN panel of food safety tests, we are developing a test for bovine spongiform encephalopathy (BSE), or "mad cow" disease. Caused by infectious protein particles called prions, BSE was originally identified in the United Kingdom and has recently spread to continental Europe. The same strain of prions that causes BSE in cattle also causes a fatal human brain disorder called variant Creutzfeldt-Jakob disease (vCJD). Scientists believe that vCJD may result from consumption of certain beef products contaminated with BSE prions. To prevent the spread of vCJD, many cattle in Europe are tested for BSE before their meat is permitted to enter the human food supply. Independent sources have estimated that the demand for BSE testing products in Europe is expected to approach $200 million in 2001.

We believe current BSE tests have several disadvantages. Most notably, they do not detect pre-clinical infections reliably, a significant shortcoming as the disease has a long undetected incubation period. Current tests are also difficult to perform making them ill-suited for both decentralized use in slaughterhouses and for high-throughput applications in reference laboratories. We believe that an ORIGEN-based BSE test would have the potential to overcome these limitations. The ORIGEN-based test is being developed to detect pre-clinical infections and to be more sensitive than competing tests.

COLLABORATIONS

We have entered into collaborations with established diagnostic and pharmaceutical companies. These collaborations have provided us with $84 million in license fees over an eight-year period and product development and marketing resources. In addition, we receive ongoing royalties from collaborators' product sales.

For the three fiscal years ended March 31, 1999, 2000 and 2001, revenue from corporate collaborators, which is represented as product-based royalty income and contract revenue, totaled $9.9 million (67%), $12.9 million (63%) and $20.4 million (65%), respectively.

ROCHE DIAGNOSTICS GmbH. In 1992, we entered into a contract with Roche Diagnostics GmbH (then known as Boehringer Mannheim GmbH), the largest worldwide manufacturer of diagnostic equipment and supplies, to commercialize ORIGEN-based clinical immunodiagnostic and nucleic acid probe systems. As of March 31, 2000, we had received a total of approximately $92 million in license fees, royalties and assay development fees from Roche. Roche currently markets three ORIGEN-based systems together with a test menu of approximately 50 different assays, including tests for infectious diseases, anemia, cancer, heart attacks, thyroid disease and fertility/pregnancy. Since the initial European launch of the first Elecsys system in mid-1996, Roche has placed or sold over 6,000 Elecsys systems worldwide.

In 1997, we filed a lawsuit in Maryland federal court against Roche Diagnostics. The lawsuit claims multiple breaches of our license agreement with Roche and its failure to perform its material obligations under the agreement. See ITEM 3 - "Legal Proceedings".

We recorded royalty income from the Roche agreement of $8.6 million, $11.1 million and $15.3 million for the three fiscal years ended March 31, 1999, 2000 and 2001, respectively.

ORGANON TEKNIKA B.V. We have an agreement with Organon Teknika B.V. to develop and commercialize ORIGEN-based nucleic acid probe systems that will be marketed worldwide to clinical diagnostic and life science markets. Organon Teknika specializes in hospital and blood bank products. It is a business unit of Akzo Nobel N.V., a multinational corporation with annual revenues of approximately $12 billion, which recently announced that the Organon Teknika business unit was in the process of being sold to BioMerieux. Organon Teknika has combined its proprietary nucleic acid sequence based amplification technology with ORIGEN technology and markets the NucliSens line of diagnostic virology products together with test kits for the detection of HIV-1 RNA and CMV (cytomegalo virus). We have received $20 million under our agreement with Organon Teknika and currently receive royalties on product sales.

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

MESO SCALE DIAGNOSTICS, LLC. During 1995, we established Meso Scale Diagnostics, LLC ("MSD"), a joint venture company formed for the development and commercialization of products utilizing a proprietary combination of multi-array technology together with ORIGEN and other technologies owned by us. Since inception, MSD has been engaged in a research and development program based on multi-array diagnostic techniques and the ability to control and adapt surface chemistry reactions on a microscopic level. The process may generate thousands of reactions on a single surface with results presented on an array and read using electrochemiluminescence. Products based on these technologies would be used for multiparameter analysis for novel life science and clinical diagnostic applications. The multiple results would represent an advance in testing, enabling researchers and clinicians to analyze biological information rapidly and cost-effectively.

The MSD joint venture was formed by the Company and Meso Scale Technologies, LLC ("MST"), a technology-based company established by Jacob Wohlstadter, the son of Samuel J. Wohlstadter, IGEN's Chief Executive Officer. The joint venture was initially scheduled to expire in November 2000 with extensions through April 2001 at which time MST extended the term of the joint venture for up to 180 days under an automatic extension provision in the joint venture agreement. The Company, through an independent committee of its Board of Directors, is currently negotiating with MST the terms under which the MSD joint venture may be continued.

For the years ended March 31, 2001, 2000 and 1999, we made total contributions to MSD of $8.3 million, $4.5 million and $3.6 million, respectively. See ITEM 7 " Management's Discussions and Analysis of Financial Condition and Results of Operations", and ITEM 13 " Certain Relationships and Related Transactions".

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

As of March 31, 2001, we owned 59 issued U.S. patents and had 19 pending U.S. patent applications in the diagnostics field. As of that date, we owned 106 additional issued patents outside of the United States in North America, Europe and Japan, and we had more than 76 pending patent applications covering the same technology. These patents and patent applications are important to our business and cover various aspects of our ORIGEN technology and products, as well as the methods for their production and use. We cannot assure you that the pending patent applications will be granted or that our existing patents will not be challenged. Our business could be harmed if we lose the patent protection we currently enjoy or if our pending patents are not issued. Our patents will not begin to expire until 2005; core ORIGEN patents will extend through 2015. We continue to protect our technology with new patent filings, which could further extend our patent coverage.

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

Significant difficulties or costs may be encountered in order to obtain FDA approvals and that could delay or preclude us from marketing products for diagnostic purposes. Furthermore, there can be no assurance that the FDA will not request the development of additional data following the original submission. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which we, or our collaborators will have the exclusive right to exploit those products or technologies.

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

After product approvals have been received, they may still be withdrawn if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. The FDA may require surveillance programs to monitor the effect of products that have been commercialized, and has the power to prevent or limit further marketing of the products based on the results of these post-marketing programs. In addition to obtaining FDA approval for each product, under the PMA guidelines, the Company must seek FDA approval of the manufacturing facilities and procedures. The FDA will also inspect diagnostic companies on a routine basis for regulatory compliance with its Good Manufacturing Practices (GMP).

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

REIMBURSEMENT

Third-party payors, such as governmental programs and private insurance plans, can indirectly affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement they will provide for diagnostic testing services. In recent years, healthcare costs have risen substantially, and third-party payors have come under increasing pressure to reduce such costs. In this regard, the Federal government, in an effort to reduce healthcare costs, may take actions that may involve reductions in reimbursement rates. If the reimbursement amounts for diagnostic testing services are decreased in the future, it may decrease the amount which physicians, clinical laboratories and hospitals are able to charge patients for such services and consequently the price we and our collaborators can charge for our products.

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

Our competitive position also depends upon the ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often, substantial period between technological conception and commercial sales.

MANUFACTURING

Our current commercial manufacturing operations consist of the manufacture of the M-SERIES System and related reagents, PATHIGEN products and cell culture research biologicals, as well as quality assurance processes. We operate a qualified GMP and ISO 9001 facility. We use a variety of suppliers and believe that we do not depend on any supplier that cannot be replaced in the ordinary course of business. Any changes in source of supply may require additional engineering or technical development, with costs and delays that could be significant, in order to ensure consistent and acceptable performance of the products.

We have not yet introduced clinical diagnostic products that are manufactured by us. Initial clinical diagnostic products, based on our ORIGEN technology, are being manufactured by corporate collaborators. Although we may manufacture future products, we have not yet developed plans for establishing manufacturing operations for these products.

SALES AND MARKETING

We market the M-SERIES System and the ORIGEN Detection System, together with related reagents and services, directly to the life science research market. In conjunction with the U.S. and European launch of the M-SERIES System, we have expanded our direct sales force, including the addition of application specialists and in-house technical service personnel. We utilize two distributors in Japan, Sumitomo Corp. and Sanko JunyakuCo. Ltd. The ORIGEN cell culture products are sold directly and through distributors. Substantial sales and marketing of products based on our ORIGEN technology is conducted by corporate collaborators. See "Collaborations."

HUMAN RESOURCES

As of May 31, 2001, IGEN employed 336 individuals full-time, of whom 248 were engaged in research, product development, manufacturing and operations support, 58 in marketing, sales and applications support and 30 in general administration. Of our employees, 51 have Ph.D. degrees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology, diagnostic or medical products, computer software or electronics companies. None of our employees is covered by collective bargaining agreements, and management considers relations with its employees to be good.

The ability to maintain our competitive position will depend, in part, upon continued ability to attract and retain qualified scientific, technical and managerial personnel. Competition for such personnel is intense.

GEOGRAPHIC SEGMENTS

Information on domestic and foreign product sales is incorporated herein by reference to ITEM 8 - Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 11.

EXECUTIVE OFFICERS OF THE COMPANY

The names and ages of all executive officers at May 31, 2001 and their respective positions and offices with us are set forth below. Each officer serves without a set term.


NAME                                 AGE         POSITION
----                                 ---         --------
Samuel J. Wohlstadter                59          Chairman, Chief Executive Officer and Director
Richard J. Massey, Ph.D.             54          President, Chief Operating Officer and Director
George V. Migausky                   46          Vice President, Chief Financial Officer and Secretary

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

RICHARD J. MASSEY, Ph.D. is one of our founders and has been President and Chief Operating Officer since February 1992 and a director since 1990. He served as Senior Vice President from 1985 to 1992. From 1981 until he joined us in 1983, Dr. Massey was a faculty member in the Microbiology and Immunology Department at Rush Medical Center in Chicago. Prior to that, he was Senior Research Scientist at the Frederick Cancer Center/National Cancer Institute.

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

OTHER KEY MANAGEMENT

In addition to our executive officers and directors, we have the following managers directing key functions:

                NAME                                    AGE          POSITION
                ----                                    ---          --------
         Daniel Abdun-Nabi.........................       46         General Counsel
         Gerald Andros.............................       39         Director of Sales
         David Boudreau............................       44         Director of Operations
         R. Don Elsey..............................       47         Director of Finance and Administration
         Robert Proulx.............................       44         General Manager - Life Science Business

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

R. DON ELSEY joined us in May 2000 as Director of Finance and Administration. He is responsible for the accounting, treasury, risk management, and human resources functions for IGEN. Mr. Elsey joined IGEN from PE Biosystems where he was Director of Finance. Prior to that he held a variety of financial management positions with International Business Machines, Inc.

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

We have licensed our technology to Organon Teknika B.V., Eisai Co., Ltd., and Roche Diagnostics GmbH for selected markets and uses. Our license agreements with each of these companies allow each company to develop products using our technology and to manufacture and sell those products in selected markets. In return for the right to use our technology, each of these companies must pay royalties to us based on revenues they receive from sales of products based on our technology. These royalties are a significant part of our overall revenue. For example, they accounted for 52% of our revenue in fiscal year 2001.

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

We have filed a lawsuit in Maryland federal court against Roche. Roche is the largest licensee of our technology in terms of royalty income, accounting for over 90% of our royalty income in fiscal 2001. The lawsuit centers on disputes over our license agreement with Roche. We cannot predict whether we will succeed in this litigation. If we do not succeed, our business and revenues could be materially adversely affected. See ITEM 3 - "Legal Proceedings".

Our license agreement with Roche gives Roche the exclusive right to manufacture, market and sell immunodiagnostic products using our patented ORIGEN technology to a designated field. The license restricts Roche's rights in the Japanese clinical diagnostic market.

In its lawsuit, we allege that Roche has failed to perform several of its material obligations under the license agreement, including failure to diligently commercialize the licensed technology and to properly compute and pay royalties owed to us. We also claim that Roche engaged in unfair competition. We are seeking both monetary damages as well as a court order declaring that we are entitled to terminate the license agreement. We have voluntarily agreed not to terminate the license agreement until the court determines that we are entitled to do so.

Roche has filed a counterclaim against us in the lawsuit, alleging, among other things, that we breached the Roche license by permitting Eisai Co., Ltd., another of our licensees, to market some ORIGEN-based products in Japan.

We are vigorously pursuing our action against Roche. We cannot be certain, however, that we will win the lawsuit. The risks involved in the litigation include:

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

- Regardless of whether we win the lawsuit, Roche may divert its attention from selling the licensed products and focus its energies instead on finding alternative products to develop and market, especially if Roche believes we may be successful in obtaining the right to terminate the license agreement.

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

FAILURE TO MEET OUR DEBT OBLIGATIONS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION; IN ADDITION, OUR DEBT SERVICE OBLIGATIONS COULD IMPAIR OUR OPERATING FLEXIBILITY.

We have a substantial amount of indebtedness, and there is a possibility that we may be unable to generate cash or arrange financing sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due, or in the event any of our indebtedness is accelerated. In addition, our substantial leverage may require that we dedicate a substantial portion of our expected cash flow from operations to service our indebtedness, which would reduce the amount of our expected cash flow available for other purposes, including working capital and capital expenditures.

In March 1999, we entered into a debt financing with John Hancock Mutual Life Insurance Company under a note purchase agreement in which we received $30 million, and we issued 8.5% senior secured notes due 2006. Principal and interest installments of $1.7 million are due quarterly through March 2006. The notes are secured by, among other things, royalty payments and our right to receive monies due under our license agreement with Roche and a restricted cash balance account. If we are unable to meet our obligations under the notes, the note holders could require us to repay the principal amount of, and accrued interest on, the subordinated convertible debentures, and we may not have sufficient financial resources or be able to arrange sufficient financing to make those payments when required.

In addition, covenants in the note purchase agreement for our 8.5% senior secured notes require us to comply with annual and quarterly royalty payment coverage ratios that are tied to royalty payments and debt service. The note purchase agreement also contains covenants that limit our ability to take specified actions, including incurring additional secured debt and amending our license agreement with Roche, which could affect our ability to resolve issues that are being litigated through an amendment to the existing license agreement with Roche. These restrictions may limit our operating flexibility, as well as our ability to raise additional capital.

In January 2000, we sold $35 million in aggregate principal amount of 5% subordinated convertible debentures due 2005. Unless and until holders of the debentures convert their debentures into common stock, we are required to make semi-annual interest payments of $875,000 through 2005. If we are unable to meet our obligations under the subordinated convertible debentures, the debenture holders could require us to repay the principal amount of, and accrued interest on, the subordinated convertible debentures, and we may not have sufficient financial resources or be able to arrange sufficient financing to make those payments when required.

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

We expect to incur additional operating losses as a result of increases in expenses for manufacturing, marketing and sales capabilities, litigation costs and expenses, research and product development and general and administrative costs. We cannot assure you that we will ever achieve profitability in the future. Our ability to become profitable in the future will depend on, among other things, our ability to:

-        expand the commercialization of our existing products;

-        upgrade and enhance the M SERIES product capabilities;

-        introduce new products into the market;

-        develop our marketing capabilities cost-effectively;

-        develop sales and distribution capabilities cost-effectively; and

- establish successful collaborations with corporate partners to develop and commercialize products that incorporate our technologies.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO FALL.

Our quarterly operating results depend upon:

-        the volume and timing of orders for M-SERIES or other products;

 -       the timing of instrument deliveries and installations;

-        the success of M-SERIES upgrades and enhancements;

- variations in revenue recognized from royalties and other contract revenues;

-        our mix of products sold;

-        whether our instruments are sold to or placed with customers;

-        the timing of our introduction of new products;

-        our competitors' introduction of new products;

- variations in expenses we incur in connection with the operation of our business, including legal fees, research and development costs, and sales and marketing costs, including costs for upgrading the M SERIES products;

-        our manufacturing capabilities; and

-        the volume and timing of product returns and warranty claims.

These factors may cause our quarterly operating results to fluctuate significantly, which in turn, may cause our stock price to fall. In addition, because our revenues and operating results are volatile and difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance.

WE MAY NOT BE ABLE TO RAISE SUFFICIENT ADDITIONAL CAPITAL TO SUCCESSFULLY DEVELOP OUR BUSINESS.

We need substantial amounts of money to fund our operations. We currently anticipate that our existing capital resources, together with revenue from product sales, will be adequate to fund our operations through fiscal year 2002. Our access to funds could be negatively impacted by many factors, including the results of pending litigation, the volatility of the price of our common stock, continued losses from operations and other factors.

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

- to continue to aggressively pursue our ongoing litigations against Roche and Hitachi;

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

We may try to raise necessary additional capital by issuing additional debt or equity securities. Holders of debt securities would have priority over our equity holders with respect to the proceeds from the sale of our assets in the event of liquidation of our business, and any debt financings we obtain may contain restrictive terms that limit our operating flexibility. If, on the other hand, we raise additional capital by selling more common or preferred stock, the holdings of existing stockholders would be diluted. We have entered into an agreement pursuant to which we can sell up to $60 million of our common stock between now and June 2003 (of which $12.5 million had been sold as of March 31, 2001) at prices that have a 4.75 - 6% discount to market at the time of sale. There are no commissions, warrants or other direct costs associated with these sales. Subsequent to March 31, 2001 the Company sold an additional 1,461,546 shares for $28.5 million.

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

As a result, we may not be able to compete successfully against our current or future competitors. This could have a material adverse effect on our business, financial condition and revenue.

WE DEPEND ON CONTINUING PRODUCT DEVELOPMENT.

The market for our products is characterized by rapidly changing technology, evolving industry standards, the need for updated and effective technology and new product introduction. Our future success will depend in part upon our ability to enhance existing products and to develop and introduce new or enhanced products. There can be no assurance that we will be able to avoid the obsolescence of our products due to rapid technological change and evolving industry standards. In general, the development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends as well as precise technological execution. We have and may continue to experience design, development, implementation and other difficulties that could delay or prevent our introduction of new or enhanced products or affect the performance of existing products. These difficulties and delays have caused, and may continue to cause, our expenses to increase and our product sales to fluctuate.

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

We depend on vendors to supply key materials that we use in our products. Some of these materials are available only from limited sources. In the event of a reduction in, interruption of, or degradation in the quality of the supply of any of our required materials, or an increase in the cost of obtaining those materials, we would be forced to locate an alternative source of supply. If no alternative source were available or if an alternative source were not available on a timely basis or at a reasonable cost or otherwise on acceptable terms, our ability to manufacture one or more of our products would be delayed or halted. Any changes in sources of supply may require additional engineering or technical development in order to ensure consistent and acceptable performance of the products. If any of these events occur, product costs may increase, we might be unable to deliver products timely, we could lose sales as well as customers, and our business would be significantly harmed as a result.

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

In order to obtain FDA approval in the United States, we, or the companies with whom we work, will need to either obtain pre-market application approval or pre-market notification clearance from the FDA. In order to obtain pre-market notification clearance, we must submit data from clinical trials demonstrating that new clinical diagnostic systems are substantially equivalent to diagnostic systems that the FDA has already approved. If a product is subject to the substantial equivalence requirement, neither we, nor any of our licensees can sell that system for clinical use in the United States until the FDA determines that a new ORIGEN-based system is substantially equivalent to a previously approved system.

Typically, the FDA review process takes 90 days, but the FDA's review could take longer. In addition, we cannot be sure that we will be able to demonstrate substantial equivalence for future diagnostic systems.

If we do not successfully demonstrate substantial equivalence, or if we are required to obtain pre-market application approval as an initial matter, we will have to conduct extensive clinical testing of these products, which could take years to complete. Extensive testing could involve substantial additional costs and might delay bringing clinical diagnostic products to market, weakening our competitive position. If we fail to obtain FDA approval for new products altogether, we will be unable to market our ORIGEN-based systems at all for clinical use in the United States.

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

We will also need to develop greater selling, marketing and distribution capabilities. To market clinical diagnostic products directly to customers, and not through a licensee, we need to develop a substantial sales force with technical expertise. We also need to establish a distribution system to support the sales force. Alternatively, we could license or contract with another company to provide sales and distribution services for products, in much the same way as we have done with Roche, Eisai and Organon Teknika. We cannot be sure, however, that we will be able to develop a sufficient sales and distribution force or that we will be able to find asuitable company to fill that role for us.

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

-        We could be required to alter, or abandon, our products or processes.

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

In addition, we may need to litigate the scope and validity of patents held by others. Litigation could be a substantial cost for us. We are currently defending a patent infringement claim that Laboratories Serono, S.A. filed against us, Roche and Organon Teknika. This action claims that we and the other defendants are infringing a patent for "A Method Assay Employing a Magnetic Electrode." We, along with the other defendants, have denied any infringement and have asserted that the patent is invalid and unenforceable. Subsequently, F. Hoffman-La Roche Ltd., a member of the Roche family of companies, acquired the patent from Serono and continued in Serono's place to assert the infringement claim against Organon Teknika and us. This case was tried before the U.S. District Court in February 2001. A decision has not been rendered by the Court. We cannot assure you that we will be successful in defending against this claim. If we are not successful, our business and financial condition could be adversely affected. See ITEM 3 - "Legal Proceedings".

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

MANAGEMENT EXERCISES SIGNIFICANT CONTROL OVER IGEN.

Our management has significant control over IGEN through its stock ownership. Our officers and directors own, or have the right to purchase, about 32% of our common stock and our Chief Executive Officer owns approximately 25% of our common stock at March 31, 2001. Our officers and directors have significant influence over the election of directors and other stockholders actions.
                                       27

FAILURE TO MANAGE OUR GROWTH COULD ADVERSELY AFFECT OUR BUSINESS.

We have grown rapidly and expect to continue to grow by hiring new employees in all areas of our operations, increasing our presence in existing markets and introducing new products we develop into new potential high-growth markets. Our growth has placed, and continues to place, a strain on our management and our operating and financial systems.

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

Furthermore, our certificate of incorporation authorizes, and we have adopted, a preferred share purchase rights plan, commonly referred to as a "poison pill." Under the rights plan, we made a dividend distribution to the stockholders of record on November 6, 1996 of one right to purchase from us one one-hundredth of a share of our preferred stock for each outstanding share of our common stock. The terms of the rights and the circumstances under which they may be exercised are contained in a rights agreement, which has been filed with the SEC.

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

-        new or existing litigation, including our litigation with Roche;

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

ITEM 2. PROPERTIES

Our principal administrative, marketing, manufacturing and research and development facilities consist of 104,000 square feet located in three buildings in Gaithersburg, Maryland. Our leases expire on a co-terminus basis in 2005. We have an additional 11,000 square feet of leased research and development and sales facilities in Vienna, Virginia, South San Francisco, California and Oxford, England. We believe that current facilities should be adequate for anticipated expansion needs.

ITEM 3. LEGAL PROCEEDINGS

ROCHE DIAGNOSTICS (ROCHE)

In 1997, the Company filed a lawsuit against Roche Diagnostics GmBH (formerly Boehringer Mannheim GmbH) in the Southern Division of the United States District Court for the District of Maryland. The lawsuit arises out of a 1992 License and Technology Development Agreement (the "Agreement"), under which the Company licensed to Roche certain rights to develop and commercialize diagnostic products based on the Company's ORIGEN technology. In its lawsuit, the Company alleges that Roche has failed to perform certain material obligations under the Agreement, including development and commercialization of ORIGEN technology according to the contractual timetable; exploitation of the license to the extent contemplated by the parties; phase out of certain non-royalty-bearing product lines; exploitation of ORIGEN technology only within Roche's licensed fields; proper treatment of intellectual property rights regarding ORIGEN technology; maintenance of records essential to the computation of royalties; and proper computation and payment of royalties. On August 18, 2000, the Company filed an Amended Complaint in the lawsuit asserting additional breach of contract claims and a claim for unfair competition.

In its lawsuit, the Company seeks compensatory and punitive damages as well as injunctive and declaratory relief, including a judicial determination of its entitlement to terminate the Agreement. The Company voluntarily has agreed not to terminate the Agreement unless and until the Court determines its entitlement to do so.

In April 2001, the court granted judgment in the Company's favor on one count of the Company's Amended Complaint, ruling that Roche breached the Agreement by taking unsubstantiated "rental surcharge" deductions against reported sales of royalty-bearing products. On June 1, 2001 the Company filed motions for summary judgment on four additional counts in the complaint. Those counts allege, respectively, that Roche breached the Agreement by selling products based on the Company's technology outside of Roche's licensed field, by failing to ensure that Roche affiliates who market products based on the Company's technology comply fully with the terms of the Agreement, by continuing to improve and develop a competing product line after the launch of the products based on the Company's technology, and by settling out of a third-party infringement action (brought by Laboratories Serono, S.A.) without the Company's knowledge or consent. These pending motions ask the court to decide these four counts without trial.

During 1998, the Court issued a preliminary injunction enjoining Roche from marketing, selling, or distributing its Elecsys products to physicians' offices and physicians' office laboratories, which are outside of Roche's licensed field of use. The Court also ordered Roche to refer all physicians' offices and physicians' office laboratory customers to the Company for future reagent supply needs and to place all revenues derived from these unauthorized sales in escrow pending the outcome of the litigation. In May 2000, the Company and Roche signed an agreement under which Roche transferred to the Company all of its physician office laboratory customers in the United States. This transfer involves approximately 60 diagnostic systems in U.S. physicians' offices. In addition to these systems, we continue to believe that an estimated 225 systems outside the United States fall within the scope of the preliminary injunction and currently intends to pursue the disposition of those additional systems during the course of litigation with Roche. The Company has moved the court to rule on summary judgment that Roche has violated its license by selling to physicians' offices and physicians' office laboratories.

Roche had filed counterclaims against the Company, of which most were dismissed by the Court. The remaining counterclaim for breach of contract allegations relate primarily to the relationship between the Company and its Japanese licensee, Eisai, Co., Ltd. Roche alleges that the Company breached the Agreement by permitting Eisai to market certain ORIGEN based products in Japan and by granting to other parties rights that were licensed to Roche.

During fiscal 2000, the Company received notice from Roche that Roche was reducing royalty payments due to the Company through a "rental surcharge" deduction that Roche contends it is entitled to take from royalty-bearing sales revenues. Additionally, Roche issued a "debit note" claiming that the Company owed Roche $2.6 million in royalties previously paid to the Company as a result of a retroactive application of the rental surcharge deduction back to 1997. The court granted the Company's motion for summary judgment that Roche's implementation of the rental surcharge deduction breached the Agreement. In May 2001, Roche notified the Company that it was canceling the debit note pursuant to the court ruling. Roche also had modified its calculation of royalties based on the court ruling.

This litigation against Roche may have a material adverse effect upon the Company regardless of whether the outcome is favorable or not.

In June 1998, a subsidiary of Ares-Serono ("Serono") filed a patent infringement claim against the Company, Roche and Organon Teknika in the U.S. District Court, District of Delaware. The action claims that Serono's patent "A Method of Assay Employing a Magnetic Electrode" is being infringed by the Company. Subsequently,
F. Hoffman LaRoche, Ltd., a member of the Roche family of companies, acquired the patent from Serono and continued in Serono's place to assert the infringement claim against the Company and Organon Teknika. A trial was held in Delaware on this matter during February 2001. No decision has been rendered by the court. The Company does not believe it infringes the patent and intends to continue to vigorously defend against the claim.

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

OTHER

On February 6, 2001, the Company received notice that Brown Simpson Strategic Growth Fund L.P. ("Brown Simpson") initiated a shareholder derivative lawsuit for and on behalf of the shareholders of the Company in the Circuit Court of Montgomery County, Maryland against four of the Company's current directors, two former directors, three executive officers and the Company as a nominal defendant. In the complaint, Brown Simpson, stating that it holds 100 shares of the Company's common stock, alleges breach of fiduciary duties by the named individual defendants in connection with transactions between the Company and other entities in which certain directors and officers are alleged to have an interest, including its Meso Scale Diagnostics, LLC joint venture.

On March 13, 2001, a second shareholder derivative lawsuit was filed by Laurence Paskowitz in Circuit Court for Montgomery County, Maryland, for and on behalf of the shareholders of the Company. In the lawsuit Mr. Paskowitz, purporting to own 600 shares of the Company's common stock, names as defendants all of the company's existing directors, all of the current officers, two former directors, and the Company as a nominal defendant. The allegations and the relief sought in this complaint are substantially the same as those set forth in the complaint filed by Brown Simpson.

The Company and the individual defendants have filed a motion to dismiss and a motion of summary judgment in both of the shareholders derivative lawsuits. The Circuit Court recently decided to stay both proceedings, including all discovery, until August 2001, at which time the court will consider all pending motions.

In 2000, the Board of Directors established an independent committee to evaluate substantially similar issues as those raised in both shareholder complaints. Both lawsuits seek principally the following: that the defendants hold in trust and be required to account for and restore to the Company alleged damages that IGEN has allegedly sustained by reason of the allegations; and relief relating to board and management composition. The complaints do not include any claims against the Company.

The Company believes that the claims are wholly without merit, that meritorious defenses are available and that there is every intention to vigorously contest and defend against these claims. Further, the Company intends to assert all of its legal rights in this matter, including all counterclaims.

The Company is involved, from time to time, in various other than legal proceedings arising in the ordinary course of business. In the opinion of management, based on review with legal counsel, the Company does not believe that any such legal proceedings will have a material adverse impact on its financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is quoted on The Nasdaq National Market under the symbol IGEN. As of June 5, 2001, there were approximately 4,500 holders of record of the Company's Common Stock. No cash dividends have been paid on the Common Stock to date, and the Company currently intends to retain any earnings for development of the Company's business.

The following table sets forth, for periods indicated, the range of high and low closing sales prices of the Common Stock as quoted on The Nasdaq National Market.

                    FISCAL 2001                                 HIGH              LOW
                    -----------                                 ----              ---
                    First Quarter                               $ 23.50           $ 12.875
                    Second Quarter                              $ 21.875          $ 15.75
                    Third Quarter                               $ 24.875          $ 10.25
                    Fourth Quarter                              $ 18.9375         $ 11.0625

                    FISCAL 2000
                    -----------
                    First Quarter                               $ 33.875          $ 23.75
                    Second Quarter                              $ 30.00           $ 21.00
                    Third Quarter                               $ 29.9375         $ 23.125
                    Fourth Quarter                              $ 39.6875         $ 24.125

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below with respect to the Company's consolidated statements of operations for each of the years in the three-year period ended March 31, 2001 and with respect to the consolidated balance sheets at March 31, 2001 and 2000 are derived from, and are qualified by reference to, the consolidated financial statements that have been audited by Deloitte & Touche LLP, independent auditors, and are included elsewhere in this Form 10-K. The statement of operations data for each of the years in the two-year period ended March 31, 1998, and the balance sheet data at March 31, 1999, 1998 and 1997 are derived from audited financial statements not included in this Form 10-K. The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                           FISCAL YEAR ENDED MARCH 31
                                                    -----------------------------------------------------------------

                                                       2001         2000         1999          1998          1997
                                                    ----------  -----------  -----------   ----------    ----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operations Data:
Revenues:
   Product sales                                    $   10,913   $    7,743   $    4,949   $    5,614    $    6,360
   Royalty income                                       16,157       12,218        9,439        5,024           843
   License and contract fees                             4,292          700          510        2,795         8,802
                                                    ----------  -----------  -----------   ----------    ----------
     Total                                              31,362       20,661       14,898       13,433        16,005
                                                    ----------  -----------  -----------   ----------    ----------
Operating Costs and Expenses:
   Product costs                                         3,625        2,262        1,340        1,716         2,448
   Research and development                             28,497       18,665       14,271       11,615        13,114
   Selling, general and administrative                  16,849       13,989       10,676       10,897        10,910
   Litigation costs                                     13,782        6,295        2,571          864            --
                                                    ----------  -----------  -----------   ----------    ----------
     Total operating expenses                           62,753       41,211       28,858       25,092        26,472
                                                    ----------  -----------  -----------   ----------    ----------
Loss from operations                                   (31,391)     (20,550)     (13,960)     (11,659)      (10,467)
Interest and other income (expense)-net                 (4,867)     (11,855)         651         (171)          586
                                                    ----------  -----------  -----------   ----------    ----------
Loss before cumulative effect of
     accounting change                                 (36,258)     (32,405)     (13,309)     (11,830)       (9,881)
Cumulative effect of accounting change                  (6,995)          --           --           --            --
                                                    ----------  -----------  -----------   ----------    ----------
Net loss                                               (43,253)     (32,405)     (13,309)     (11,830)       (9,881)
Preferred dividends                                     (2,052)      (2,137)      (1,980)        (541)           --
                                                    ----------  -----------  -----------   ----------    ----------
Net loss attributed to common shareholders           $ (45,305)   $ (34,542)   $ (15,289)   $ (12,371)    $  (9,881)
                                                    ==========  ===========  ===========   ==========    ==========
Basic and diluted net loss per share                 $   (2.84)   $   (2.24)   $   (1.00)   $   (0.82)    $  (0.66)
                                                    ==========  ===========  ===========   ==========    ==========
Shares used in computing net loss per share             15,929       15,415       15,318       15,116       14,959
                                                    ==========  ===========  ===========   ==========    ==========

                                                                               MARCH 31
                                                    -----------------------------------------------------------------

                                                       2001         2000         1999          1998          1997
                                                    ----------  -----------  -----------   ----------    ----------
                                                                             (IN THOUSANDS)
Balance Sheet Data:
Cash, cash equivalents and short term
     investments                                    $   15,089   $   38,486   $   34,374   $   23,122    $    9,044
Working capital                                          9,096       38,537       32,327       17,590         4,431
Total assets                                            39,133       57,798       45,823       30,391        17,794
Long term obligations                                   56,821       59,605       32,704          146           158
Accumulated deficit                                   (157,497)    (114,244)     (81,839)     (68,530)      (56,700)
Shareholders' (deficit) equity                         (36,373)     (11,808)       5,590       20,862         7,882

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We have devoted substantial resources to the research and development of our proprietary technologies, primarily the ORIGEN(R) technology for the clinical diagnostic, life science and industrial markets. We currently derive a majority of our revenue from royalties received from licensees that develop and market certain ORIGEN-based systems. We also generate sales of our own products, particularly the M-SERIES(TM) System and related consumable reagents. We may selectively pursue additional strategic alliances, which could result in additional license fees or contract revenues. Since inception, we have incurred significant losses and, as of March 31, 2001, we had an accumulated deficit of $157 million. We expect to continue to incur substantial research and development, manufacturing scale-up and general and administrative costs associated with our operations. As a result, we will need to generate higher revenue to achieve profitability.

RESULTS OF OPERATIONS

YEARS ENDED MARCH 31, 2001 AND 2000.

REVENUES. Total revenues for the fiscal year ended March 31, 2001 increased by approximately $10.7 million or 52% to $31.4 million from $20.7 million in fiscal 2000. The revenue growth for fiscal 2001 was due to increases in all revenue categories - product sales, royalty income and contract fees. Product sales were $10.9 million in fiscal 2001, an increase of 41% over the prior year's product sales of $7.7 million. This growth in product sales was led by the M-SERIES line of instrumentation and consumable products, as well as, the revenue generated from the sale of clinical diagnostic assays to physician office laboratory (POL) customers in the United States. We began serving these POL customers in June 2000 when Roche transferred the customers in order to comply with a court ordered preliminary injunction. Also contributing to the growth in product sales were shipments under distribution agreements that we signed during the fiscal year with Sanko Junyaku Co., Ltd. and Sumitomo Corporation.

Royalty income was $16.2 million in fiscal 2001, an increase of 32% over the prior year's royalty income of $12.2 million. Royalties from Roche represent approximately $15.3 million (94%) of the total royalty income for fiscal 2001 as compared to approximately $11.1 million (91%) for fiscal 2000. Roche launched its Elecsys product line in 1996, which is based on our ORIGEN technology that was licensed to Roche under a 1992 license agreement. We are involved in litigation with Roche arising out of this agreement. One of the disputes in the litigation relates to the computation of royalties to which we believe we are entitled to under the Agreement. See Item 3, "Legal Proceedings".

Contract revenue in the current fiscal year increased to $4.3 million from $700,000 last year. This increase is attributable to our alliance with Bayer Diagnostics ("Bayer") under which the two companies are exploring new products for the hospital point-of-care testing market.

OPERATING COSTS AND EXPENSES. Product costs were $3.6 million (33% of product sales) for fiscal 2001 compared to $2.3 million (29% of product sales) for fiscal 2000. The change in product cost margins is attributable to a change in product sales mix between lower margin M-Series instruments and the higher margin M-series consumable reagents, as well as M-Series retrofit costs and POL sales.

Research and development costs increased $9.8 million (53%) in fiscal 2001 to $28.5 million from $18.7 million in fiscal 2000. This increase was due to ongoing development expenses primarily associated with enhancements to the M-SERIES System and related assays; development of additional instrumentation, including new assays, for the M-SERIES line of products to meet the expanding needs of the drug discovery and development market; development associated with designing hospital point-of-care products; and research and development expenses associated with the Meso Scale Diagnostics (MSD) joint venture.

Selling, general and administrative expenses were $16.9 million in fiscal 2001, an increase of $2.9 million (20%) over the prior year's total of $14 million. This increase was due primarily to higher sales and marketing costs related to expanding the launch of the M-SERIES System throughout the United States, Europe and Japan.

Costs related to our litigation with Roche increased to $13.8 million in fiscal 2001 from $6.3 million in fiscal 2000. This increase was attributable to expanded activities in several areas, such as work related to a court-appointed Special Master's examination of Roche's books and records; preparation and presentation of several motions, including motions for summary judgment; preparation for and participation in a trial in Delaware in February 2001; and preparation for a trial in Maryland scheduled for October 2001. The increased litigation costs also include financial and legal advisors' fees associated with settlement discussions.

INTEREST AND OTHER EXPENSE. Interest expense, net of other income, excluding a non-recurring charge in 2000, increased $2.6 million in fiscal 2001 due to interest on higher debt balances during the year and a full year's amortization of the detachable warrant value associated with the convertible debentures issued in January 2000. In fiscal 2000, we also recorded a non-cash charge of $9.6 million related to the beneficial conversion element of the convertible debentures and related warrants. The convertible debentures have a one-time beneficial conversion feature measured as the difference between the conversion price and the fair value of our common stock at the time of the issuance of debentures.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. During fiscal 2001, we adopted the provisions of Emerging Issues Task Force (EITF) Release No. 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities and Beneficial Conversion Features". This standard established new guidelines for convertible securities and beneficial conversion features. The change in methods resulted in a one-time, non-cash charge that was recorded during the year as a cumulative effect of a change in accounting. Prior year financial statements have not been restated to reflect the change in accounting. The effect of the change on our Statement of Operations for the year ended March 31, 2001 was to increase the net loss by $7 million ($0.44 per share).

NET LOSS. Excluding the non-recurring, non-cash charge of $7 million ($0.44 per share) taken for the cumulative effect of accounting change, the net loss was $36.3 million ($2.40 per share, after consideration of the effect of preferred dividends) in fiscal 2001. Including this charge, the net loss was $43.3 million ($2.84 per share, after consideration of the effect of preferred dividends). In fiscal 2000, including the non-cash charge, the net loss was $32.4 million ($2.24 per share, after consideration of the effect of preferred dividends). Excluding the non-cash charge of $9.9 million ($0.64 per share) taken to account for the beneficial conversion element of the convertible debentures and related warrants issued January 2000, the net loss was $22.5 million ($1.60 per share, after consideration of the effect of preferred dividends).

Results of operations in the future are likely to fluctuate substantially from quarter to quarter as a result of various factors, which include the volume and timing of orders for M-SERIES or other products; the timing of instrument deliveries and installations; variations in revenue recognized from royalties and other contract revenues; the mix of products sold; whether instruments are sold to or placed with customers; the timing of the introduction of new products; competitors' introduction of new products; variations in expenses incurred in connection with the operation of the business, including legal fees, research and development costs and sales and marketing costs; manufacturing capabilities; and the volume and timing of product returns and warranty claims.

We have experienced significant operating losses each year since inception and expect those losses to continue. Losses have resulted from a combination of lower royalty revenue than we believe we are entitled to under license agreement with Roche, costs incurred in research and development, Roche litigation costs, selling costs and other general and administrative costs. We expect to incur additional operating losses as a result of increases in expenses for manufacturing, marketing and sales capabilities, research and product development and general and administrative costs. Our ability to become profitable in the future will depend, among other things, on our ability to expand the commercialization of existing products; introduce new products into the market; develop marketing capabilities cost-effectively, and develop sales and distribution capabilities cost-effectively; complete new business arrangements; and resolve the litigation with Roche.

As of March 31, 2001, we had net operating loss and general business credit tax carryforwards of approximately $132 million and $3.9 million, respectively. Our ability to utilize net operating loss and general business credit tax carryforwards may be subject to an annual limitation in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Service Code of 1986, as amended.

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

Research and development costs increased $4.4 million (31%) in fiscal 2000 to $18.7 million from $14.3 million in fiscal 1999. This increase was due to higher personnel and development expenses primarily associated with development of the M-SERIES System and related assays; development of additional instrumentation for the M-SERIES line of products; and research and development expenses associated with the Meso Scale Diagnostics (MSD) joint venture.

Selling, general and administrative expenses were $14 million in fiscal 2000, an increase of $3.3 million (31%) over the prior year's total of $10.7 million. This increase was due primarily to higher sales and marketing costs related to the launch of the M-SERIES System. Costs associated with our litigation with Roche increased to $6.3 million in fiscal 2000 from $2.6 million in fiscal 1999. This increase was due to extensive discovery and depositions in the litigation.

INTEREST AND OTHER EXPENSE. Interest expense, net of other income, increased $2.6 million in fiscal 2000 due to interest on higher debt balances during the year. We completed a $30 million debt financing in March 1999 and issued $35 million of convertible debentures in January 2000. We also recorded as interest, non-cash charges of $9.9 million in fiscal 2000 related to the beneficial conversion element of the convertible debentures and related warrants, of which $9.6 million was non-recurring.

NET LOSS. Excluding the non-cash charge of $9.9 million ($0.64 per share) taken to account for the beneficial conversion element of the convertible debentures and related warrants issued in January 2000, the net loss was $22.5 million ($1.60 per share, after consideration of the effect of preferred dividends) in fiscal 2000. Including the non-cash charge, the net loss was $32.4 million ($2.24 per share, after consideration on the effect of preferred dividends). This compares with a net loss of $13.3 million ($1.00 per share, after consideration on the effect of preferred dividends) for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

Through March 31, 2001, we have financed operations through the sale of Preferred and Common Stock, aggregating approximately $99 million; the placement of a $30 million debt financing with John Hancock Life Insurance Company in March 1999; and the placement of $35 million principal amount of convertible debentures in January 2000. Under the Hancock financing, we are obligated to make quarterly principal and interest payments of $1.7 million through March 2006. Under the subordinated convertible debentures, unless and until the holders of the debentures convert their debentures into common stock, we will be required to make semi-annual interest payments of $875,000 through January 2005. Interest payments may be made in cash or on equivalent value of common stock. In addition, we have received funds from collaborative research and licensing agreements, sales of our ORIGEN line of products and royalties from product sales by licensees.

During February 2001, we entered into an agreement with Aqua Wellington North American Equities Fund LLC ("Acqua") for an equity financing facility covering the sale of up to $60 million of our common stock over the subsequent 28 months. Under this facility, we have sold 1,000,975 shares to Acqua for $12.5 million through March 31, 2001. All shares of common stock sold and to be sold to Acqua will be issued under our shelf-registration statement covering up to 3 million shares of common stock. We will control the amount and timing of additional stock sales that may be made under the terms of this agreement. Each sale will be made under the shelf-registration statement at a 4.75-6% discount to the market at the time of the sale. There are no commissions, warrants or other direct costs associated with these sales. Subsequent to March 31, 2001, the Company sold an additional 1,461,546 shares to Acqua for $28.5 million.

As of March 31, 2001, we had $15.1 million in cash, cash equivalents and short-term investments, with working capital of $9.1 million.

Cash used in operations was $27 million, $23.8 million and $15.5 million during the years ended March 31, 2001, 2000 and 1999, respectively. These increases in cash used were due primarily to higher operating losses incurred during each period.

We used approximately $4.9 million, $4.6 million, and $1.7 million of cash for the acquisition of equipment and leasehold improvements during the years ended March 31, 2001, 2000 and 1999, respectively. Additionally, during fiscal year 1999, we incurred capital lease obligations of approximately $180,000 related to acquisition of equipment. We believe material commitments for capital expenditures may be required in a variety of areas, such as product development programs. We have not, at this time, made commitments for any such capital expenditure or secured additional sources to fund such commitments.

For fiscal 2002, future minimum lease payments for which we are obligated under capital lease agreements approximate $66,000 (including interest) while facility and equipment operating lease commitments approximate $2.3 million.

During 1995, the Company established Meso Scale Diagnostics, LLC ("MSD"), a joint venture company formed for the development and commercialization of products utilizing a proprietary combination of multi-array technology together with ORIGEN and other technologies owned by the Company. The joint venture was initially scheduled to expire in November 2000 with extensions through April 2001 at which time MST extended the term of the joint venture for up to 180 days under an automatic extension provision in the joint venture agreement. The Company, through an independent committee of its Board of Directors, is currently negotiating with MST the terms under which the MSD joint venture may be continued. Although we have not committed to any specific level or term for further funding of the joint venture, we are presently funding MSD's ongoing research, development and capital equipment costs, as well as certain patent costs of MST, while the independent committee is negotiating with MST the terms under which the joint venture may be continued. A new agreement may require us to make future capital contributions, which could be substantial. Due to the complexities of the issues, negotiations and agreements involved there can be no assurance that a definitive agreement to continue the joint venture will be reached.

We have a substantial amount of indebtedness, and there is a possibility that we may be unable to generate cash or arrange financing sufficient to pay the principal of, interest on and other amounts due with respect to indebtedness when due, or in the event any of it is accelerated. In addition, our indebtedness may require that we dedicate a substantial portion of our expected cash flow from operations to service indebtedness, which would reduce the amount of expected cash flow available for other purposes, including working capital and capital expenditures.

We need substantial amounts of money to fund operations. In this regard, we have ongoing discussions with third parties, including multinational corporations, regarding various business arrangements including distribution, marketing, research and development, joint venture and other business agreements, which could provide for substantial up-front fees or payments. Further, we are considering and evaluating the advisability and feasibility of a variety of financing alternatives, including issuance of additional debt or equity securities. There can be no assurance that we will successfully complete any of the foregoing arrangements and access to funds could be adversely impacted by many factors, including the results of pending litigation, the volatility of the price of our common stock, continuing losses from operations and other factors. The Company believes that existing capital resources, together with revenue from product sales, royalties and contract fees will be adequate to fund operations through fiscal year 2002. If we are unable to raise additional capital, we may have to scale back, or even eliminate, some programs. Alternatively, we may have to consider pursing arrangements with other companies, such as granting licenses or entering into joint ventures, on terms and conditions that may not be favorable to us.

We are actively engaged with Roche in settlement discussions with respect to a resolution of the litigations between the parties on mutually agreeable terms. There can be no assurance as to when, or if, the parties will reach resolution of these matters, or that such resolutions will be on favorable terms and conditions. We have no reason to believe that the existence of the Roche litigation is having a material adverse effect on Roche's sales pursuant to the Agreement or that a negative result for us in the Roche litigation would have a material adverse effect on Roche's sales, although there can be no assurance that the litigation or its outcome would not have such an effect.

As it now stands, Roche has the right to continue to market its Elecsys products to central hospital laboratories and clinical reference laboratories during the term of the Agreement unless and until we are determined to have the right to terminate the Agreement and then determine to terminate the Agreement. If we elect to terminate the Agreement, it would have a material adverse effect on our royalty revenue from license sales unless and until we entered into a strategic partnership with another company that is able to develop and commercialize diagnostic instruments for central hospital laboratories and clinical reference laboratories. There can be no assurance, if we decided to terminate the Agreement that we would be able to enter into such a strategic partnership on terms favorable to us, if at all.

We do not expect that failure to prevail in the Hitachi litigation (See Item 3-Legal Proceedings) by itself would have a material adverse effect on our revenue or sales, because Hitachi would continue to manufacture Roche instruments and we would continue to earn royalties in connection with Roche sales. There can be no assurance that the Hitachi litigation would not have a material adverse effect on our intellectual property, regardless of whether the outcome of the litigation is favorable or not. Success by us in the Hitachi litigation could have a material adverse effect on our royalty revenues from sales of Elecsys products to the extent that Roche's sales of Elecsys instruments are hindered because it needs to find a new manufacturer for its instruments or make arrangements to have Hitachi manufacture the instruments outside of Japan.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                                PAGE
Independent Auditors' Report                                                                                42

Consolidated Statements of Operations for the Years                                                         43
  Ended March 31, 2001, 2000 and 1999

Consolidated Balance Sheets at March 31, 2001 and 2000                                                      44

Consolidated Statements of Cash Flows for the Years                                                         45
  Ended March 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders' (Deficit) Equity for the Years                                     46
  Ended March 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements                                                                  47

INDEPENDENT AUDITORS' REPORT

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
OF IGEN INTERNATIONAL, INC.:

We have audited the accompanying consolidated balance sheets of IGEN International, Inc. (the "Company") as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche LLP
McLean, Virginia
May 15, 2001    (June 20, 2001 As
                to Note 4 of Notes
                to Consolidated
                Financial Statements)

                            IGEN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          YEARS ENDED MARCH 31
                                                           -----------------------------------------------
                                                                   2001             2000              1999
                                                           ------------      -----------       -----------
REVENUES:
   Product sales                                            $    10,913       $    7,743        $    4,949
   Royalty income                                                16,157           12,218             9,439
   Contract fees                                                  4,292              700               510
                                                           ------------       ----------        ----------
         Total                                                   31,362           20,661            14,898
                                                           ------------       ----------        ----------

OPERATING COSTS AND EXPENSES:
   Product costs                                                  3,625            2,262             1,340
   Research and development                                      28,497           18,665            14,271
   Selling, general, and administrative                          16,849           13,989            10,676
   Litigation costs                                              13,782            6,295             2,571
                                                           ------------       ----------        ----------
         Total                                                   62,753           41,211            28,858
                                                           ------------       ----------        ----------
LOSS FROM OPERATIONS                                            (31,391)         (20,550)          (13,960)
                                                           ------------       ----------        ----------

OTHER (EXPENSE) INCOME:
   Beneficial conversion feature of
     debentures                                                       -           (9,597)                -
   Interest (expense) income net                                 (4,867)          (2,258)              651
                                                           ------------       ----------        ----------
         Total                                                   (4,867)         (11,855)              651
                                                           ------------       ----------        ----------
LOSS BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                                            (36,258)         (32,405)          (13,309)

CUMULATIVE EFFECT OF ACCOUNTING
CHANGE                                                           (6,995)              --                --
                                                           ------------       ----------        ----------
NET LOSS                                                        (43,253)         (32,405)          (13,309)

PREFERRED DIVIDENDS                                              (2,052)          (2,137)           (1,980)
                                                            -----------        ---------         ---------
NET LOSS ATTRIBUTED TO
COMMON SHAREHOLDERS                                           $ (45,305)       $ (34,542)        $ (15,289)
                                                           ------------       ----------        ----------
                                                           ------------       ----------        ----------

BASIC AND DILUTED NET LOSS PER SHARE:
   Loss before cumulative effect of accounting change      $     (2.40)       $    (2.24)       $    (1.00)
   Cumulative effect of accounting change                        (0.44)               --                --
                                                           ------------       ----------        ----------
BASIC AND DILUTED NET LOSS
PER COMMON SHARE                                           $     (2.84)       $    (2.24)       $    (1.00)
                                                           ------------       ----------        ----------
                                                           ------------       ----------        ----------
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                                  15,929           15,415            15,318
                                                           ------------       ----------        ----------
                                                           ------------       ----------        ----------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            IGEN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        MARCH 31
                                                                           -------------------------------
ASSETS                                                                              2001             2000
-------                                                                    -------------     -------------
CURRENT ASSETS:
Cash and cash equivalents                                                   $      4,872      $      3,172
Short-term investments                                                            10,217            35,314
Accounts receivable, net                                                           5,863             5,678
Inventory                                                                          4,995             3,063
Other current assets                                                               1,834             1,311
                                                                            ------------       -----------
   Total current assets                                                           27,781            48,538
                                                                            ------------       -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                              18,106            13,181
Accumulated depreciation and amortization                                        (10,021)           (6,773)
                                                                            ------------       -----------
   Equipment and leasehold improvements, net                                       8,085             6,408
                                                                            ------------       -----------

NONCURRENT ASSETS:
Restricted cash                                                                    2,120             1,400
Other                                                                              1,147             1,452
                                                                            ------------       -----------
   Total noncurrent assets                                                         3,267             2,852
                                                                            ------------       -----------
TOTAL                                                                          $  39,133         $  57,798
                                                                            ============       ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                         $   13,170        $    6,838
Note payable                                                                       4,668             2,168
Deferred revenue                                                                     794               921
Obligations under capital leases                                                      53                74
                                                                            ------------      ------------
   Total current liabilities                                                      18,685            10,001
                                                                            ------------       -----------

NONCURRENT LIABILITIES:
Note payable                                                                      23,142            27,832
Subordinated convertible debentures                                               28,229            26,415
Convertible preferred stock dividend payable                                       5,121             4,380
Deferred revenue                                                                     273               871
Obligations under capital leases                                                      56               107
                                                                            ------------       -----------
   Total noncurrent liabilities                                                   56,821            59,605
                                                                            ------------       -----------
COMMITMENTS AND CONTINGENCIES                                                          -                 -

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, $ 0.001 par value, 10,000,000 shares authorized, issuable in Series: Series A, 600,000 shares designated, none issued; Series B, 25,000 shares designated, 18,220 and 23,465 shares issued and outstanding - liquidation value of $18,220 and $23,465 plus
 accrued and unpaid dividends                                                          1                 1
Common stock: $0.001 par value, 50,000,000 shares authorized: 17,261,400
 and 15,577,600 shares issued and outstanding                                         17                15
Additional paid-in capital                                                       124,816           102,420
Stock notes receivable                                                            (3,710)                -
Accumulated deficit                                                             (157,497)         (114,244)
                                                                            ------------       -----------
   Total stockholders' deficit                                                   (36,373)          (11,808)
                                                                            ------------       -----------
TOTAL                                                                         $   39,133        $   57,798
                                                                            ============       ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            IGEN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                            2001             2000             1999
                                                                      ----------       ----------        ---------
OPERATING ACTIVITIES:
Net loss                                                              $  (43,253)      $  (32,405)       $  (13,309)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                                           3,955            2,063             1,313
   Beneficial conversion feature of convertible debenture                  6,995            9,597                 -
   Common stock issued in payment of interest                                875                -                 -
   Amortization of detachable warrant value                                1,412              300                 -
   Changes in assets and liabilities:
     Increase in accounts receivable                                        (185)          (2,426)           (1,700)
     Increase in inventory                                                (1,932)          (1,608)              (20)
     (Increase) decrease in other current assets                            (523)            (536)               89
     Increase (decrease) in accounts payable and accrued expenses          6,332            1,914              (228)
     Decrease in deferred revenue                                           (725)            (696)           (1,651)
                                                                   --------------   -------------      ------------
     Net cash used for operating activities                              (27,049)         (23,797)          (15,506)
                                                                   --------------   -------------      ------------

INVESTING ACTIVITIES:
   Expenditures for equipment and leasehold improvements                  (4,925)          (4,550)           (1,721)
   Sale and maturities of short-term investments                          39,965           54,139            32,706
   Purchase of short-term investments                                    (14,868)         (55,799)          (44,740)
                                                                   --------------   -------------      ------------
     Net cash provided by (used for) investing activities                 20,172           (6,210)          (13,755)
                                                                   --------------   -------------      ------------

FINANCING ACTIVITIES:
   Issuance of common stock-net                                           12,870              553               558
   Payments on note payable                                               (2,190)               -                 -
   Preferred stock dividend paid                                          (1,311)            (279)                -
   Proceeds from subordinated convertible debentures                           -           35,000                 -
   Proceeds from note payable                                                  -                -            30,000
   Disbursements for debt issuance costs                                       -           (1,896)           (1,361)
   Restricted cash                                                          (720)            (800)             (600)
   Payments under capital lease obligations                                  (72)            (119)             (118)
                                                                   --------------   -------------      ------------
     Net cash provided by financing activities                             8,577           32,459            28,479
                                                                   --------------   -------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1,700            2,452              (782)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               3,172              720             1,502
                                                                   --------------   -------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $     4,872      $     3,172        $      720
                                                                   --------------   -------------      ------------
                                                                   --------------   -------------      ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                     $     3,599      $     2,583        $       61
                                                                   --------------   -------------      ------------
                                                                   --------------   -------------      ------------
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
   Capital lease obligations incurred for equipment and
     leasehold improvements                                          $         -      $         -        $      180
                                                                   --------------   -------------      ------------
                                                                   --------------   -------------      ------------
   Common stock issued in exchange for notes receivable              $     3,710      $         -        $        -
                                                                   --------------   -------------      ------------
                                                                   --------------   -------------      ------------
   Accrued unpaid dividends                                          $       741      $     1,858        $    1,980
                                                                   --------------   -------------      ------------
                                                                   --------------   -------------      ------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            IGEN INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                 (IN THOUSANDS)

                                                                                                     NOTES
                                                                                                   RECEIVABLE
                                                                                                      FROM
                                     CONVERTIBLE                           ADDITIONAL                SALE OF
                                   PREFERRED STOCK       COMMON STOCK        PAID-IN   ACCUMULATED  SUBSCRIBED
                                  SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL     DEFICIT     STOCK      TOTAL
                                  ------     ------     ------     ------    -------     -------     -----      -----
BALANCE at April 1, 1998              25      $   1     15,261     $   15    $89,376   $(68,530)  $      -    $20,862

Issuance of shares of common stock     -          -        100          -        558          -          -        558
Preferred stock, dividends payable     -          -          -          -     (2,521)         -          -     (2,521)
Net loss                               -          -          -          -          -    (13,309)         -    (13,309)
                                  ------      -----    -------     ------  ---------  ----------  --------- ----------
BALANCE at March 31, 1999             25          1     15,361         15     87,413    (81,839)         -      5,590

Issuance of shares of common stock     -          -        107          -        553          -          -        553
Preferred stock converted             (2)         -        110          -          -          -          -          -
Preferred stock, dividends payable     -          -          -          -     (2,137)         -          -     (2,137)
Detachable warrant value               -          -          -          -      6,995          -          -      6,995
Beneficial conversion feature of
   convertible debenture               -          -          -          -      9,596          -          -      9,596
Net loss                               -          -          -          -          -    (32,405)         -    (32,405)
                                  ------      -----    -------     ------  ---------  ----------  --------- ----------
BALANCE at March 31, 2000             23          1     15,578         15    102,420   (114,244)         -    (11,808)

Issuance of shares of common stock     -          -      1,307          2     17,453          -     (3,710)    13,745
Preferred stock converted             (5)         -        376          -          -          -          -          -
Preferred stock, dividends payable     -          -          -          -     (2,052)         -          -     (2,052)
Beneficial conversion feature of
   convertible debentures              -          -          -          -      6,995          -          -      6,995
Net loss                               -          -          -          -          -    (43,253)         -    (43,253)
                                  ------      -----    -------     ------  ---------  ----------  --------- ----------
BALANCE at March 31, 2001             18      $   1     17,261     $   17  $ 124,816  $(157,497)  $ (3,710) $ (36,373)
                                  ------      -----    -------     ------  ---------  ----------  --------- ----------
                                  ------      -----    -------     ------  ---------  ----------  --------- ----------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY - IGEN International, Inc. (the Company) develops, manufactures, and markets products that permit the detection and measurements of biological substances utilizing its patented ORIGEN(R) technology, which is based on electrochemiluminescence. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, IGEN Europe, Inc. and IGEN International, K.K. All significant inter-company transactions and balances have been eliminated.

ESTIMATES AND RECLASSIFICATIONS - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain amounts from the prior years have been reclassified to conform to the current year presentation.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - Include cash in banks, money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less. The Company has classified its short-term investments consisting of U.S. Government Obligations and Corporate Debt-Securities as "available for sale". These available for sale securities are accounted for at their fair value and unrealized gains and losses on these securities, if any, are reported as a separate component of stockholders equity. The Company uses the specific identification on computing realized gains and losses on sale of investments

CONCENTRATION OF CREDIT RISK - The Company has invested its excess cash generally in securities of the U.S. Treasury, money market funds, certificates of deposit and corporate bonds. The Company invests its excess cash in accordance with a policy objective that seeks to ensure both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on their terms and concentrations by type and issuer. The Company has not experienced any losses on its investments due to credit risk.

RESTRICTED CASH -The Company has a debt service reserve of $1.7 million at March 31, 2001 that is restricted in use and held in trust as collateral (See Note 5). During fiscal 2001, in conjunction with the Roche litigation the Company escrowed $400,000 related to Physician's Office Laboratory sales (See Note 12)

INVENTORY is recorded at the lower of cost or market using the first-in, first-out method and consists of the following:

                  (IN THOUSANDS)                          2001                2000
                  ----------------------------------------------------------------
                  Finished Goods                       $  1,028             $  1,041
                  Work in process                         1,912                1,074
                  Raw materials                           2,055                  948
                                                      ---------            ---------
                    Total                              $  4,995              $ 3,063
                                                       ========            =========

EQUIPMENT AND LEASEHOLD IMPROVEMENTS are carried at cost. Depreciation is computed over the estimated useful lives of the assets, generally three to five years, using accelerated methods, except for leasehold improvements, which are amortized on a straight-line basis over the lesser of the life of the lease or the assets useful life. Such property consists of the following:

                  (IN THOUSANDS)                          2001                2000
                  ----------------------------------------------------------------
                  Equipment and furniture            $   14,633           $   10,657
                  Leasehold improvements                  3,473                2,524
                                                    -----------          -----------
                    Total                            $   18,106           $   13,181
                                                    ===========          ===========

OTHER NONCURRENT ASSETS - Include purchased product technology rights of $340,000 which are amortized on a straight-line basis over the estimated economic lives of such assets, ranging from five to twenty-one years. Accumulated amortization was $277,000 and $254,000 at March 31, 2001 and 2000, respectively. Other noncurrent assets also include Deferred Debt Issuance Costs of $1.4 million which are amortized using the effective interest method over the terms of the debt agreement. Accumulated amortization was $545,000 and $265,000 at March 31, 2001 and 2000, respectively.

EVALUATION OF LONG-LIVED ASSETS - The Company evaluates the potential impairment of long-lived assets based upon projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Management believes no impairment of these assets exists as of March 31, 2001 and 2000.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. The fair value of the Company's financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, and long-term debt approximate their carrying values. Disclosure about fair values of financial instruments is based on pertinent information available to management as of March 31, 2001. Although management is not aware of any factors that would significantly affect the reasonableness of the fair value amounts, current estimates of fair value may differ significantly from the amounts presented to them.

COMPREHENSIVE INCOME - The Company has no significant elements of comprehensive income other than net loss.

REVENUE RECOGNITION - Product sales revenue is recorded as products are shipped and title is transferred. Royalty income is recorded based on information provided by licensees. Service contract revenue is deferred at the time of sale and recognized ratably over the period of performance. Contract fees, milestone payments and service fees in connection with research and development contracts or commercialization agreements are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Amounts received in advance of performance under contracts or commercialization agreements are recorded as deferred revenue until earned.

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

LOSS PER SHARE - The Company uses Statement of Financial Accounting Standard
(SFAS) No. 128 "Earnings per Share" for the calculation of basic and diluted earnings per share. The Company's loss has been adjusted by dividends accumulated on the Company's Series B Convertible Preferred Stock.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE - During the year ended March 31, 2001, the Company adopted the provisions of Emerging Issues Task Force (EITF) Release No. 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities and Beneficial Conversion Features". This standard established new guidelines for convertible securities with beneficial conversion features. The EITF requires conversion options to be calculated using the effective conversion price based on the proceeds allocated to the convertible instruments. Previously, the Company had calculated the beneficial conversion feature of Subordinated Convertible Debentures, issued in January 2000, using the stated conversion price (See Note 6). The change in methods results in a one-time, non-cash charge that was recorded during the year ended March 31, 2001 as a cumulative effect of accounting change. Prior year financial statements have not been restated to reflect the change in accounting. The effect of the change on the Company's Statement of Operations for the year ended March 31, 2001 was to increase the net loss by $7 million ($0.44 per share). There was no effect on loss before the cumulative effect of the accounting change for the year ended March 31, 2001.

NEW ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS 133). SFAS 133 is effective for years beginning after June 15, 2000 and requires the recognition of derivatives at fair value as either assets or liabilities in the Company's financial statements. The Company has adopted SFAS 133 and determined that it did not have a material effect on the Company's financial position or results of operations for the year ended March 31, 2001.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101). SAB 101 is effective for the Company for the period ended March 31, 2001 and provides the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" (FIN 44). FIN 44 applied prospectively to new awards in a business combination, modifications to outstanding awards, and changes to grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards after December 15, 1998. Additional provisions of FIN 44 related to modification to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position, results of operations or cash flows.

2. LICENSE AND RESEARCH AGREEMENTS

In 1992, the Company entered into an agreement with Roche Diagnostics (Roche), under which that company was granted rights to develop and market certain clinical diagnostic systems worldwide based on the Company's ORIGEN technology. Under the terms of the agreement, the Company has received license payments of $50 million. This agreement also provides the Company with additional payments for certain product development work, as well as royalties on product sales. The Company is currently in litigation with Roche (See Note 12).

During 1993, the Company entered into a $20 million license and stock purchase agreement with Organon Teknika, B.V. Under this agreement, the Company sold 346,135 shares of common stock, granted a license to develop and market certain diagnostic systems worldwide utilizing the Company's ORIGEN technology and agreed to invest $5 million in research and development under a joint development program. Among other things, the agreement provides for royalty payments to the Company on product sales and for product supply arrangements between the parties. The Company recorded royalty income of $275,800, $495,400 and $438,500 for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

During 1990, the Company granted a license to Eisai Co., Ltd., to market in Japan a certain clinical diagnostic system based on the Company's ORIGEN technology. The agreement provided license fees of $8 million tied to the achievement of product development milestones. This agreement also provides for royalty payments to the Company on product sales. In 1997, the Company received $2.75 million as an advance royalty payment of which approximately $1.9 million has been recognized as revenue through March 31, 2001.

During 1995, the Company established Meso Scale Diagnostics, LLC ("MSD"), a joint venture company formed for the development and commercialization of products utilizing a proprietary combination of multi-array technology together with ORIGEN and other technologies owned by the Company. Since inception, MSD has been engaged in a research and development program based on multi-array diagnostic techniques and the ability to control and adapt surface chemistry reactions on a microscopic level. The MSD joint venture was formed together with Meso Scale Technologies, LLC ("MST"), a technology-based company which is a non-controlled, non-owned affiliated company. The Company, through an independent committee of its Board of Directors, is currently negotiating with MST, the terms under which the MSD joint venture may be continued. For the years ended March 31, 2001, 2000 and 1999, the Company made total contributions to MSD of $8.3 million, $4.5 million and $3.6 million, respectively. The Company has accounted for its investments in MSD as research and development funding arrangements and accordingly, has recorded all payments as research and development expense.

3. STOCKHOLDERS' (DEFICIT) EQUITY

CONVERTIBLE PREFERRED STOCK - In December 1997, the Company received net proceeds of $23.4 million from the issuance of 25,000 shares of Series B Convertible Preferred Stock, stated value $1,000 per share. The Series B Convertible Preferred Stock is convertible into shares of common stock of the Company at a rate of $13.96 per share in accordance with the terms of the Certificate of Designation, Powers, Preferences and Rights. The Series B Convertible Preferred Stock entitles its holders to a dividend payment of 7.75% compounded annually on the stated value of the stock. The Company may elect to make the dividends payable in common shares at a rate of $13.96 per share, rather than making the dividend payment in cash. If the Company elects to pay such dividends in shares of common stock, the Company may issue up to 760,430 shares to the holders of Series B Convertible Preferred Stock. Through March 31, 2001, 6,780 shares of Series B Convertible Preferred Stock had been converted into 485,672 shares of common stock. The remaining 18,220 unconverted Series B shares may be converted into 1,305,159 shares of common stock. Upon conversion, the Company paid dividends of $1.3 million and $279,000 during the years ended March 31, 2001 and 2000, respectively.

SHAREHOLDER RIGHTS PLAN - In 1996, the Board of Directors adopted a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of the Company's common stock (par value $.001 per share). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, at a price of $65.00 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights will be exercisable only if a person or group (other than certain affiliates of the Company) acquires 15% or more of the common stock or announces a tender offer that would result in that person or group acquiring 15% or more of the common stock. Once exercisable, the Plan allows stockholders (other than the acquirer) to purchase common stock or securities of the acquirer having a then current market value of two times the exercise price of the Right. The Rights are redeemable for $.01 per Right (subject to adjustment) at the option of the Board of Directors. Until a right is exercised, the holder of the Right has no rights as a stockholder of the Company. The Rights will expire in 2006 unless redeemed by the Company prior to that date.

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

A summary of the option activity is as follows:

                                                    (In thousands)   WEIGHTED AVERAGE          RANGE OF EXERCISE
                                                  NUMBER OF SHARES      EXERCISE PRICE               PRICE
Outstanding on April 1, 1998                             1,935          $      5.52       $     0.29 - $  20.00
         Granted                                             -                    -                           -
         Exercised                                        (100)         $      5.58       $     0.29 - $  14.00
         Forfeited                                         (30)         $     14.38       $     4.87 - $ 20.625
                                                     ---------

Outstanding on March 31, 1999                            1,805          $      7.77       $     0.29 - $ 20.625
         Granted                                             -                    -                           -
         Exercised                                         (81)         $      6.81       $     0.29 - $ 20.625
         Forfeited                                         (72)         $      8.62       $    4.875 - $ 20.625
                                                     ---------


Outstanding on March 31, 2000                            1,652          $      7.78       $     0.57 - $ 20.625
         Granted                                           867          $     14.98       $    11.06 - $  18.75
         Exercised                                        (241)         $     17.06       $     0.57 - $ 20.625
         Forfeited                                         (34)         $      9.32       $     4.87 - $  20.00
                                                     ---------

Outstanding on March 31, 2001                            2,244          $      9.40       $     4.57 - $ 20.625
                                                       =======
(Weighted Average Remaining Contractual Life is 5.27 Years)

At March 31, 2001, there were options for 1.4 million shares exercisable under the Plans with a Weighted Average Exercise Price of $6.12.

As permitted by Statement of Financial Accounting Standard No. 123 (SFAS 123), ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principals Board Statement No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Pro forma disclosures of the effect on net loss and loss per share as if the fair value-based method prescribed by SFAS 123 had been applied is provided in the table below.


                                           2001                    2000                      1999
                                    -----------              ----------               -----------
Net loss (in thousands)
         As reported                 $  (43,253)             $  (32,405)               $  (13,309)
         Pro forma                   $  (46,142)             $  (34,455)               $  (15,359)

Basic loss per share
         As reported                 $    (2.84)             $    (2.24)               $    (1.00)
         Pro forma                   $    (3.03)             $    (2.37)               $    (1.13)

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                            2001                 2000              1999
                                                            ----                 ----              ----
         Expected dividend yield                                0%                 0%                0%
         Expected stock price volatility                70.6-71.8%              67.7%             82.5%
         Risk-free interest rate                          4.9-6.1%               6.3%              5.6%
         Expected option term                              5 Years            5 Years           5 Years

STOCK NOTES RECEIVABLE - In connection with the exercise of stock options by officers in July 2000, the Company granted loans in the principal amounts of $3.7 million, maturing in July 2008. The loans are 6.62% simple interest (paid annually), full recourse loans against all assets of the borrowers, collateralized by the pledge of 180,000 shares of the Company's common stock owned by the borrowers.

4. EQUITY FINANCING AGREEMENT

During February 2001, the Company entered into an agreement with Acqua Wellington North American Equities Fund LLC (Acqua) for an equity financing facility covering the sale of up to $60 million of common stock over the subsequent 28 months. All shares of common stock sold and to be sold to Acqua will be issued under a shelf-registration statement covering up to 3 million shares of common stock. The Company will control the amount and timing of additional stock sales that may be made under the terms of this agreement. Each sale will be made under the shelf-registration statement at a 4.75-6.% discount to the market at the time of the sale. There are no commissions, warrants or other direct costs associated with these sales. Under this facility, the Company sold 1,000, 975 shares to Acqua for $12.5 million through March 31, 2001. From April 1, 2001 through June 20, 2001, the Company sold an additional 1,461,546 shares to Acqua for $28.5 million.

5. NOTE PAYABLE

In March 1999, the Company entered into a debt financing with John Hancock Mutual Life Insurance Company under a Note Purchase Agreement (Note) from which the Company received $30 million. The seven year, 8.5% Senior Secured Notes mature in 2006 with principal and interest installments of $1.7 million due quarterly through March 2006. The Company is required to make note principal and interest payments of $6.9 million in each fiscal year through 2006.

Collateral for the debt is represented by royalty payments and rights of the Company to receive monies due pursuant to the Company's license agreement with Roche. Additional collateral is represented by a Restricted Cash account, which had a balance of $1.7 million at March 31, 2001. Covenants within the Note include compliance with annual and quarterly Royalty Payment Coverage Ratios, which are tied to royalty payments and debt service.

6. SUBORDINATED CONVERTIBLE DEBENTURES

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

The debentures have a one-time beneficial conversion feature totaling $9.6 million measured as the difference between the conversion price of $31 per share and the fair value of the common stock at the time of the issuance of the debentures. This beneficial conversion feature was recorded as a one-time, non-cash charge to interest expense in fiscal 2000. See Note 1, "Cumulative Effect of Accounting Change" for a description of the effect of a change in accounting in fiscal 2001 related to the convertible debentures.

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

7. INCOME TAXES

For the years ended March 31, 2001, 2000 and 1999, the Company recorded no federal or state income tax expense and did not owe or pay federal or state tax, as calculated by applying statutory rates to pretax income.

As of March 31, 2001, the Company has available for income tax reporting purposes net operating loss and general business credit carryforwards approximating $132 million and $3.9 million, respectively. These carryforwards expire in varying amounts through March 31, 2016. The use of the Company's net operating loss carryforward may be significantly reduced if substantial changes in stock ownership take place. A valuation allowance equal to the total net deferred tax assets has been provided for 2001, 2000 and 1999, respectively.

The approximate tax effects of temporary differences that gave rise to the Company's deferred tax assets are as follows:

                                                                         (in thousands)
                                                                     2001                    2000
                                                            -------------           -------------
         Deferred tax assets:
              Deferred revenue                             $          412           $         692
              Net operating loss and tax credit carryfowards       54,833                  39,950
              Other                                                   624                     280
                                                           --------------          --------------
              Total deferred tax asset                             55,869                  40,922
              Less valuation allowance                            (55,869)                (40,922)
                                                           --------------          --------------
         Net deferred tax assets                           $            -           $           -
                                                           --------------          --------------
                                                           --------------          --------------

A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate as follows:

                                                               2001           2000              1999
                                                               ----           ----              ----
Statutory federal rate                                      (34.00%)       (34.00%)          (34.00%)
State income taxes, net of valuation allowance                0.00%          0.00%             0.00%
Beneficial conversion                                         5.51%         10.09%             0.00%
Valuation allowance                                          28.35%         23.75%            33.85%
Other                                                         0.14%          0.16%             0.15%
                                                           --------        -------           -------
Effective tax rates                                           0.00%          0.00%             0.00%
                                                           ========        =======           =======

8. EMPLOYEE SAVINGS PLAN

The Company has an Employee Savings Plan qualifying under Section 401(k) of the Internal Revenue Code and subject to the Employee Retirement Income Security Act of 1974, as amended. The Company made discretionary contributions of $298,900, $240,000 and $181,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

The Company is not obligated under any other postretirement benefit plan.

9. RELATED PARTIES

Certain shareholders of the Company are also shareholders of several other companies, which are considered affiliates of the Company for the purpose of this disclosure. The Company has a shared services arrangement with affiliated companies. These shared services include accounting, human resources and other administrative services, as well as facility related costs and services. The Company incurred total shared services costs of approximately $10.6 million, $8.5 million and $6.8 million for the years ended March 31, 2001, 2000 and 1999, respectively. Of these shared services costs, $1.9 million, $1.8 million, and $1.2 million were allocated to the affiliated companies for these respective years. Amounts due from affiliated companies under the shared services arrangement were approximately $20,200 and $340,000 at March 31, 2001 and 2000, respectively, which were all paid subsequent to each respective year end.

One of the Company directors is an executive officer of Organon Teknika. (See
Note 2.)

The Company has licensed certain diagnostic technologies from affiliated companies and has licensed certain pharmaceutical technologies to affiliated companies. No royalties have ever been earned or accrued under these license agreements.

10. COMMITMENTS

CAPITAL LEASES - The Company is obligated under capital lease agreements, for certain equipment, furniture and building improvements. The aggregate discounted lease payments are recorded as a liability, and the fair market value of the related leased assets are capitalized and amortized over the assets estimated useful lives. Total assets capitalized pursuant to such agreements were approximately $350,000 at March 31, 2001 with accumulated depreciation totaling approximately $285,000.

The future minimum payments (in thousands) under these lease agreements at March 31, 2001 are as follows:

         2002                                                         $       66
         2003                                                                 60
         -----------------------------------------------------------------------
         Total minimum payments                                              126
         Amount representing interest                                        (17)
                                                                     -----------
         Obligations under capital leases                                    109
         Current portion                                                     (53)
                                                                     -----------
         Obligations under capital leases - noncurrent               $        56
                                                                     ===========

OPERATING LEASES - The Company leased office, laboratory and manufacturing facilities pursuant to operating leases expiring in 2006. Rent expense for facility and equipment operating leases totaled approximately $1.9 million for the year ended March 31, 2001 and $1.5 million for each of the years ended March 31, 2000 and 1999.

At March 31, 2001, the future minimum operating lease payments under these agreements are as follows (in thousands):

                       2002                       $      2,299
                       2003                              2,157
                       2004                              2,176
                       2005                              1,914
                       2006                                200
                       Thereafter                            6
                                                  ------------
                       Total                      $      8,752
                                                  ============

11. SEGMENT INFORMATION

The Company operates in one business segment. It is engaged in the development and commercialization of ORIGEN-based products for the detection and measurement of biological substances. Domestic and foreign product sales are as follows (in thousands):

                                                          2001              2000             1999
                                                  ------------      ------------     ------------
                    Domestic product sales         $     6,349       $     6,186      $     4,523
                    Foreign product sales                4,564             1,557              426
                                                  ------------      ------------    -------------
                    Total                           $   10,913       $     7,743      $     4,949
                                                  ============      ============    =============

Except for royalty and contract revenue from Roche and Bayer Diagnostics, no single customer accounted for more than 10% of total revenue. Revenue from Roche totaled 50%, 54% and 61% of total revenues for the years ended March 31, 2001, 2000 and 1999, respectively, while revenue from Bayer aggregated 13% of total revenue for the year ended March 31, 2001. Roche is the only customer with an account receivable balance that exceeds 10% of total outstanding receivables. The amount receivable from Roche totaled 68% of total accounts receivable at March 31, 2001.

12. LITIGATION

ROCHE

In 1997, the Company filed a lawsuit against Roche Diagnostics GmBH (formerly Boehringer Mannheim GmbH) in the Southern Division of the United States District Court for the District of Maryland. The lawsuit arises out of a 1992 License and Technology Development Agreement (the "Agreement"), under which the Company licensed to Roche certain rights to develop and commercialize diagnostic products based on the Company's ORIGEN technology. In its lawsuit, the Company alleges that Roche has failed to perform certain material obligations under the Agreement, including development and commercialization of ORIGEN technology according to the contractual timetable; exploitation of the license to the extent contemplated by the parties; phase out of certain non-royalty-bearing product lines; exploitation of ORIGEN technology only within Roche's licensed fields; proper treatment of intellectual property rights regarding ORIGEN technology; maintenance of records essential to the computation of royalties; and proper computation and payment of royalties. On August 18, 2000, the Company filed an Amended Complaint in the lawsuit asserting additional breach of contract claims and a claim for unfair competition.

In its lawsuit, the Company seeks compensatory and punitive damages as well as injunctive and declaratory relief, including a judicial determination of its entitlement to terminate the Agreement. The Company voluntarily has agreed not to terminate the Agreement unless and until the Court determines its entitlement to do so.

In April 2001, the court granted judgment in the Company's favor on one count of the Company's Amended Complaint, ruling that Roche breached the Agreement by taking unsubstantiated "rental surcharge" deductions against reported sales of royalty-bearing products. On June 1, 2001 the Company filed four additional motions for summary judgment. Those counts allege, respectively, that Roche breached the Agreement by selling products based on the Company's technology outside of Roche's licensed field, by failing to ensure that Roche affiliates who market products based on the Company's technology comply fully with the terms of the Agreement, by continuing to improve and develop a competing product line after the launch of the products based on the Company's technology, and by settling out of a third-party infringement action (brought by Laboratories Serono S.A) without the Company's knowledge or consent. These pending motions ask the court to decide these four counts without trial.

During 1998, the Court issued a preliminary injunction enjoining Roche from marketing, selling, or distributing its Elecsys products to physicians' offices and physicians' office laboratories, which are outside of Roche's licensed field of use. The Court also ordered Roche to refer all physicians' offices and physicians' office laboratory customers to the Company for future reagent supply needs and to place all revenues derived from these unauthorized sales in escrow pending the outcome of the litigation. In May 2000, the Company and Roche signed an agreement under which Roche transferred to the Company all of its physician office laboratory customers in the United States. This transfer involves approximately 60 diagnostic systems in U.S. physicians' offices. In addition to these systems, we continue to believe that an estimated 225 systems outside the United States fall within the scope of the preliminary injunction and intends to pursue the disposition of those additional systems during the course of litigation with Roche. The Company has moved the court to rule on summary judgment that Roche has violated its license by selling to physicians' officers and physicians' office laboratories.

Roche had filed a counterclaim against the Company. Most of Roche's counterclaims were dismissed by the Court. The remaining counterclaim for breach of contract allegations relate to the relationship between the Company and its Japanese licensee, Eisai, Co., Ltd. Roche alleges that the Company breached the Agreement by permitting Eisai to market certain ORIGEN based products in Japan.

During fiscal 2000, the Company had received notice from Roche that Roche was reducing royalty payments due to the Company through a "rental surcharge" deduction that Roche contends it is entitled to take from royalty-bearing sales revenues. Additionally, Roche has issued a "debit note" claiming that the Company owed Roche $2.6 million in royalties previously paid to the Company as a result of a retroactive application of the rental surcharge deduction back to 1997. The count granted the Company's motion for a judgment that Roche's implementation of the rental surcharge deduction breached the Agreement. In May 2001, Roche notified the Company that it was canceling the debit note pursuant to the court ruling. Roche also had modified its calculation of royalties based on the court ruling.

This litigation against Roche may have a material adverse effect upon the Company regardless of whether the outcome is favorable or not.

In June 1998, a subsidiary of Ares-Serono ("Serono") filed a patent infringement claim against the Company, Roche and Organon Teknika in the U.S. District Court in Delaware. The action claims that Serono's patent "A Method of Assay Employing a Magnetic Electrode" is being infringed by the Company. Subsequently, F. Hoffman LaRoche, Ltd., a member of the Roche family of companies, acquired the patent from Serono and continued in Serono's place to assert the infringement claim against the Company and Organon Teknika. A trial was held in Delaware on this matter during February 2001. There has been no decision rendered by the court. The Company does not believe it infringes the patent and intends to continue to vigorously defend against the claim.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

OTHER MATTERS

On February 6, 2001, the Company received notice that Brown Simpson Strategic Growth Fund L.P. ("Brown Simpson") initiated a shareholder derivative lawsuit ("Complaint") for and on behalf of the shareholders of the Company in the Circuit Court of Montgomery County, Maryland against four of the Company's current directors, two former directors, three executive officers and the Company as a nominal defendant. In the Complaint, Brown Simpson, stating that it holds 100 shares of the Company's common stock, alleges breach of fiduciary duties by the named individual defendants in connection with transactions between the Company and other entities in which certain directors and officers are alleged to have an interest, including its Meso Scale Diagnostics, LLC joint venture.

On March 13, 2001, a second shareholder derivative lawsuit was filed by Laurence Paksowitz in Circuit Court for Montgomery County, Maryland, for and on behalf of the shareholders of the Company. The lawsuit names as defendants as all of the company exists directors, and the Company as a nominal defendant. The allegations and the relief sought in this complaint are substantially the same as those set forth in the complaint filed by Brown Simpson.

The Company and the individual defendants have filed a motion to dismiss and a motion of summary judgment in both of the shareholders derivative lawsuits. The Circuit Court recently decided to stay both proceedings, including all discovery, until August 2001, at which time the court will consider all pending motions.

In 2000, the Board of Directors established an independent committee to evaluate substantially similar issues as those raised in both shareholder complaints. Both lawsuits seek principally the following: that the defendants hold in trust and be required to account for and restore to the Company alleged damages that IGEN has allegedly sustained by reason of the allegations; and relief relating to board and management composition. The complaints do not include any claims against the Company.

The Company believes that the claims are wholly without merit, that meritorious defenses are available and that there is every intention to vigorously contest and defend against these claims. Further, the Company intends to assert all of its legal rights in this matter, including all counterclaims. This lawsuit is not expected to have a material, adverse effect on the Company's financial position, results of operations or cash flows.

The Company is involved, from time to time, in various other than legal proceedings arising in the ordinary course of business. In the opinion of management, based on review with legal counsel, the Company does not believe that any such legal proceedings will have a material adverse impact on its financial position results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

13. QUARTERLY OPERATING RESULTS (UNAUDITED)

For the years ended March 31,                           FIRST           SECOND            THIRD            FOURTH
                                                     ------------------------------------------------------------
                                                                 (in thousands, except per share data)
2001
----
Revenue                                               $    7,574     $    6,570        $    8,500        $    8,718
Loss from operations                                  $   (4,013)    $   (7,642)       $   (7,807)       $  (11,929)
Loss before cumulative effect of accounting change    $        -     $        -        $   (9,047)       $        -
Cumulative effect of accounting change                $        -     $        -        $   (6,995)       $        -
Net loss                                              $   (5,131)    $   (8,763)       $  (16,042)       $  (13,317)

Loss before cumulative effect of accounting change    $        -     $        -        $    (0.44)       $        -
Cumulative effect of accounting change                $        -     $        -        $    (0.60)       $        -

Basic and diluted loss per share                      $    (0.36)    $    (0.59)      $     (1.04)       $    (0.85)

2000
----
Revenue                                               $    3,922     $    4,822       $     5,717        $    6,200
Loss from operations                                  $   (4,626)    $   (5,091)      $    (5,313)       $   (5,520)
Net loss                                              $   (5,073)    $   (5,489)      $    (5,782)       $  (16,061)

Basic and diluted loss per share                      $    (0.36)   $     (0.39)      $     (0.41)       $    (1.08)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                     PART II

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         (a) DIRECTORS. The information with respect to directors required under this item is incorporated herein by reference to the section captioned "Election of Directors" in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders to be held on September 13, 2001.

         (b) EXECUTIVE OFFICERS. The information with respect to executive officers required under this item is incorporated herein by reference to Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

The information required under this item is incorporated herein by reference to the sections entitled "Election of Directors -- Compensation for Directors", "--Compensation of Executive Officers", "--Compensation Arrangements and Employment Agreements", in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders to be held on September 13, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required under this item is incorporated herein by reference to the section entitled "Principal Shareholders" in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders to be held on September 13, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required under this item is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders to be held on September 13, 2001.

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

         (b) REPORTS ON FORM 8-K:

             The Company filed reports on Form 8-K under Item 5, Other Events on January 2, 2001 February 9, 2001, February 12, 2001, April 26, 2001, and June 20, 2001.

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

                                                IGEN International, Inc.

June 28, 2001                                   By: /S/ SAMUEL J. WOHLSTADTER
                                                   -----------------------------
                                                   Chief Executive Officer


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

SIGNATURE                                            TITLE                                       DATE
---------                                            -----                                       ----
/s/ SAMUEL J. WOHLSTADTER                      Chief Executive Officer                         June 28, 2001
-------------------------                      (Principal Executive Officer); Director
Samuel J. Wohlstadter

/s/ GEORGE V. MIGAUSKY                         Vice President                                  June 28, 2001
----------------------                         and Chief Financial Officer
George V. Migausky                             (Principal Financial and Accounting
                                               Officer)

/s/ RICHARD J. MASSEY                          President, Chief Operating Officer;             June 28, 2001
---------------------                          Director
Richard J. Massey

/s/ RICHARD CASS                               Director                                        June 28, 2001
----------------
Richard Cass

/s/ ANTHONY REES                               Director                                        June 28, 2001
----------------
Anthony Rees

/s/ ROBERT SALSMANS                            Director                                        June 28, 2001
-------------------
Robert Salsmans

/s/ JOOP SISTERMANS                            Director                                        June 28, 2001
-------------------
Joop Sistermans

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION OF DOCUMENT
------                              -----------------------
2.1(4)            Agreement and Plan of Merger effective November 19, 1996 (by virtue of a reincorporation), by and between IGEN, Inc., a California corporation and IGEN International, Inc. a Delaware corporation
3.1(4)            Certificate of Incorporation, as filed with the Secretary of State of the State of
                  Delaware on August 30, 1996.
3.2(4)            Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on November 18, 1996.
3.3(8)            Certificate of Designation of Series B Convertible Preferred Stock, as filed with the
                  Secretary of State of the State of Delaware on December 18, 1997.
3.4(4)            Bylaws, as currently in effect.
4.1(7)            Form of Specimen Right Certificate.
4.2(7)            Rights Agreement, dated November 6, 1996, between the Company and The First National
                  Bank of Boston.
4.3(9)            Note Purchase Agreement between the Company and the purchasers named therein dated as of March 22, 1999.
4.4(10)           Securities Purchase Agreement, dated as of January 11, 2000, among Company and the
                  Purchasers listed on Schedule I thereto
4.5(8)            Purchase Agreement for the Series B Convertible Preferred Stock between the Company and the purchasers named therein dated as of December 16, 1997.
10.1(11)          Common Stock Purchase Agreement between IGEN International, Inc. and Acqua Wellington
                  North American Equities Fund, Ltd. dated as of February 9, 2001 relating to the sale of
                  $60 million of Common Stock.
10.2(11)          Common Stock Purchase Agreement between IGEN International, Inc. and Acqua Wellington
                  North American Equities Fund, Ltd. dated February 9, 2001 relating to the sale of $3 million Common Stock.
10.4(3)           Agreement between the Company and Eisai Co., Ltd. dated May 25, 1990 (with certain confidential information deleted).
10.4.1(1)         Supplemental Agreement between Eisai Co., Ltd. and the Company
10.5(3)           License and Development Technology Agreement between the Company and Boehringer
                  Mannheim GmbH dated September 23, 1992 (with certain confidential information deleted).
10.5.1(2)         Advanced Royalty Agreement between the Company and Boehringer Mannheim GmbH dated
                  January 9, 1997.
10.6(3)           License Agreement between the Company and Hyperion Catalysis International ("Hyperion")
                  dated October 10, 1993 as amended March 15, 1990.
10.7(3)           Common Stock Purchase Agreement between the Company and Organon Teknika B.V.
                  ("Organon") dated May 19, 1993.
10.8(3)           License and Technology Development agreement between the Company and Organon dated
                  May 19, 1993 (with certain confidential information deleted).
10.10(3)          Term Sheet for Consolidation of Research Projects between the Company and Proteinix
                  Corporation dated December 14, 1993 (with certain confidential information deleted).

EXHIBIT
NUMBER                              DESCRIPTION OF DOCUMENT
------                              -----------------------
10.11(3)          Term Sheet for consolidation of Cancer Research Projects between the Company and
                  Pro-Neuron, Inc. dated December 14, 1993 (with certain confidential information deleted).
10.12(3)          Form of Indemnity Agreement entered into between the Company and its directors and officers.
10.13(3)+         1985 Stock Option Plan, as amended, and related Form of Incentive Stock Option Grant and Form of Nonqualified Stock Option Grant.
10.14(5)+         1994 Stock Option Plan, as amended in 1998. Filed herewith.
10.15(5)+         1994 Non-Employee Directors Stock Option Plan, and related Form of Incentive Stock
                  Option Grant.
10.16(5)          Lease Agreement between the Company and W-M 16020 Limited Partnership dated October 5,
                  1994.
10.17(5)          Agreement for Purchase and Sale of Joint Venture Interest between the Company and
                  Hyperion, dated December 28, 1994
10.18(6)          Joint Venture Agreement, dated as of November 30, 1995, between Meso Scale Diagnostics,
                  LLC ("MSD"), Meso Scale Technologies, LLC ("MST") and the Company.
10.19(6)          Limited Liability Company Agreement, dated as of November 30, 1995, between MSD, MST and the Company.
10.20(6)          IGEN/MSD License Agreement, dated as of November 30, 1995, between MSD and the Company.
10.21(6)          Indemnification Agreement, dated as of November 30, 1995, between the Company and Jacob
                  Wohlstadter.
10.22(12)         Letter Agreement dated November 29, 2000 between Meso Scale Technologies, LLC, Meso
                  Scale Diagnostics, LLC and IGEN International, Inc.
10.23+            Amended and Restated Promissory Note effective as of July 22, 2000 between Samuel J.
                  Wohlstadter and the Company. Filed herewith.
10.24+            Stock Pledge  Agreement  effective as of July 22, 2000 between Samuel J. Wohlstadter and the Company. Filed herewith.
10.25+            Amended and Restated Promissory Note effective as of July 22, 2000 between Richard J.
                  Massey and the Company. Filed herewith.
10.26+            Stock Pledge Agreement effective as of July 22, 2000 between Richard J. Massey and the
                  Company. Filed herewith.
23.1              Consent of Deloitte & Touche LLP. Filed herewith.

          +    Denotes management contract or compensatory plan or arrangement
          (1)  Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1997.
          (2)  Previously filed as an exhibit to the Company's Annual Report on
               Form 10-K, as amended, for the fiscal year ended March 31, 1997.
          (3)  Previously filed as an exhibit to the Registration Statement on
               Form S-1, as amended (Registration No. 33-72992) and incorporated by reference herein.
          (4)  Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended November 14, 2000.

          (5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.
          (6) Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended December 31, 1995.
          (7) Incorporated by reference to Exhibit 1.1 of the Company's Form 8-A filed December 10, 1996.
          (8) Previously filed as an exhibit to the Company's Registration Statement on Form S-3, as amended (Registration No. 333-45355).
          (9) Previously filed as an exhibit to the Company's Form 10-K or the fiscal year ended March 31, 1999.
          (10) Previously filed as an exhibit to the Company's Form 8-K on January 12, 2000.
          (11) Previously filed as an exhibit to the Company's Form 8-K on February 12, 2001
          (12) Previously filed as an exhibit to the Company's Form 8-K on December 12, 2000