Form 10-Q
period 2001-06-30
IGEN INTERNATIONAL INC /DE
filed 2001-08-09
CIK 916304

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                   ACT OF 1934

                         For Quarter Ended June 30, 2001

                         Commission File Number 0-23252

                            IGEN INTERNATIONAL, INC.
                     -------------------------------------
             (Exact name of registrant as specified in its charter)


                                 DELAWARE                               94-2852543
                      (State or other jurisdiction                     (IRS Employer
                      incorporation or organization)                  Identification No.)



                 16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD 20877
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

                                Yes X  No
                                   ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                           CLASS                                       OUTSTANDING AT JULY 23, 2001
                           -----                                       ----------------------------
         Common Stock, $0.001 par value                                         19,350,512

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001


                                      INDEX


                                                                                                            PAGE
                                                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1:           CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated Balance Sheets - June 30, 2001 and March 31, 2001                                3

                  Consolidate Statements of Operations - For the three months ended
                  June 30, 2001 and 2000                                                                        4

                  Consolidated Statements of Cash Flows - For the three months ended
                  June 30, 2001 and 2000                                                                        5

                  Notes to Consolidated Financial Statements                                                    6

Item 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                           13

Item 3:           QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK                                                                                          19


PART II  OTHER INFORMATION

Item 1:           LEGAL PROCEEDINGS                                                                             20

Item 6:           EXHIBITS AND REPORTS ON FORM 8-K                                                              20

SIGNATURES                                                                                                      21

                            IGEN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            JUNE 30, 2001         MARCH 31, 2001
                                                                            -------------         --------------
ASSETS                                                                      (Unaudited)
------
CURRENT ASSETS:
Cash and cash equivalents                                                 $       18,151           $          4,872
Short term investments                                                             9,141                     10,217
Accounts receivable, net                                                           7,101                      5,863
Inventory                                                                          5,223                      4,995
Other current assets                                                               1,464                      1,834
                                                                        ----------------           ----------------
     Total current assets                                                         41,080                     27,781
                                                                        ----------------           ----------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                              19,719                     18,106
Accumulated depreciation and amortization                                        (10,923)                   (10,021)
                                                                        ----------------           ----------------
     Equipment and leasehold improvements, net                                     8,796                      8,085
                                                                        ----------------           ----------------

NONCURRENT ASSETS:
Restricted cash                                                                    2,394                      2,120
Other                                                                              1,072                      1,147
                                                                        ----------------           ----------------
     Total noncurrent assets                                                       3,466                      3,267
                                                                        ----------------           ----------------

TOTAL                                                                     $       53,342               $     39,133
                                                                          ==============               ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                      $      11,537              $      13,170
Note payable                                                                       4,767                      4,668
Deferred revenue                                                                     815                        794
Obligations under capital leases                                                      53                         53
                                                                        ----------------           ----------------
     Total current liabilities                                                    17,172                     18,685
                                                                        ----------------           ----------------

NONCURRENT LIABILITIES:
Note payable                                                                      21,912                     23,142
Subordinated convertible debentures                                               28,680                     28,229
Convertible preferred stock dividend payable                                       5,539                      5,121
Deferred revenue                                                                     152                        273
Obligations under capital leases                                                      42                         56
                                                                        ----------------           ----------------
     Total noncurrent liabilities                                                 56,325                     56,821
                                                                        ----------------           ----------------

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized,
Issuable in Series: Series A, 600,000 shares designated, none issued; Series B,
25,000 designated, 18,220 shares issued and outstanding-liquidation value of
18,220 plus accrued and unpaid dividends                                               1                          1
Common stock: $.001 par value, 50,000,000 shares authorized: 18,733,500 and
17, 261,400 shares issued and outstanding                                             19                         17
Additional paid-in capital                                                       152,949                    124,816
Stock notes receivable                                                            (3,710)                    (3,710)
Accumulated deficit                                                             (169,414)                  (157,497)
                                                                        ----------------           ----------------
     Total stockholders' deficit                                                 (20,155)                   (36,373)
                                                                        ----------------           ----------------

TOTAL                                                                     $       53,342              $      39,133
                                                                          ==============              =============

                 See notes to consolidated financial statements.

                            IGEN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED

                                                                                   THREE MONTHS ENDED
                                                                                        JUNE 30,
                                                                                 2001               2000
                                                                                 ----               ----
REVENUES:
     Royalty income                                                     $          5,324    $        3,860
     Product sales                                                                 2,791             1,964
     Contract fees                                                                   143             1,750
                                                                       -----------------   ---------------
                                                                                   8,258             7,574
                                                                       -----------------   ---------------
OPERATING COSTS AND EXPENSES:
     Product costs                                                                   740               594
     Research and development                                                      8,346             5,755
     Selling, general and administrative                                           5,531             3,819
     Litigation costs                                                              4,260             1,419
                                                                       -----------------   ---------------
                                                                                  18,877            11,587
                                                                       -----------------   ---------------
LOSS FROM OPERATIONS                                                             (10,619)           (4,013)

INTEREST EXPENSE -NET                                                             (1,298)           (1,118)
                                                                       -----------------   ---------------

NET LOSS                                                                         (11,917)           (5,131)

PREFERRED DIVIDENDS                                                                 (418)             (542)
                                                                       -----------------   ---------------

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS                                   $   (12,335)       $   (5,673)
                                                                             ===========        ==========

BASIC AND DILUTED NET LOSS PER COMMON SHARE                                $       (0.69)      $     (0.36)
                                                                           =============       ===========

SHARES USED IN COMPUTING NET LOSS PER SHARE                                       17,878            15,589
                                                                            ============        ==========

                 See notes to consolidated financial statements.

                            IGEN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                          THREE MONTHS ENDED
                                                                                                JUNE 30,
                                                                                         2001               2000
                                                                                   --------------      -------------
         OPERATING ACTIVITIES:
         Net loss                                                                    $    (11,917)      $    (5,131)
         Adjustments to reconcile net loss to net cash used for
          operating activities:
              Depreciation and amortization                                                 1,077               865
              Amortization of detachable warrant value                                        350               362
              Changes in assets and liabilities:
                  Increase in accounts receivable                                          (1,238)           (1,648)
                  Increase in inventory                                                      (228)           (1,629)
                  Decrease in other current assets                                            371               102
                  Decrease in deferred revenue                                                (99)             (280)
                  (Decrease) increase in accounts payable and accrued expenses             (1,633)            1,750
                                                                                    -------------      ------------
                           Net cash used for operating activities                         (13,317)           (5,609)
                                                                                    -------------      ------------

         INVESTING ACTIVITIES:
              Expenditures for equipment and leasehold improvements                        (1,613)           (1,106)
              Purchase of short-term investments                                          (16,115)           (4,871)
              Sale and maturities of short-term investments                                17,192            15,202
                                                                                    -------------      ------------
                           Net cash (used for) provided by investing activities              (536)            9,225
                                                                                    -------------      ------------

         FINANCING ACTIVITIES:
              Issuance of common stock-net                                                 28,551               112
              Payments on notes payable                                                    (1,131)                -
              Payments on capital lease obligations                                           (14)              (26)
              Restricted cash                                                                (274)             (200)
                                                                                    -------------      ------------
                           Net cash provided by (used for) financing activities            27,132              (114)
                                                                                    -------------      ------------

         NET INCREASE IN CASH AND CASH EQUIVALENTS                                         13,279             3,502

         CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     4,872             3,172
                                                                                    -------------      ------------

         CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $   18,151         $   6,674
                                                                                    =============      ============


                 See notes to consolidated financial statements.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements should be read together with the audited financial statements and notes for the year ended March 31, 2001 contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month period ended June 30, 2001, the Company's financial position at June 30, 2001 and the cash flows for the three month period ended June 30, 2001. The results of operations for the interim period are not necessarily indicative of the results of the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - Include cash in banks, money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less. The Company has classified its short-term investments consisting of U.S. Government Obligations and Corporate Debt-Securities as "available for sale". These available for sale securities are accounted for at their fair value and unrealized gains and losses on these securities, if any, are reported as a separate component of stockholders' equity. The Company uses the specific identification on computing realized gains and losses on sale of investments.

RESTRICTED CONCENTRATION OF CREDIT RISK - The Company has invested its excess cash generally in securities of the U.S. Treasury, money market funds, certificates of deposit and corporate bonds. The Company invests its excess cash in accordance with a policy objective that seeks to ensure both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on their terms and concentrations by type and issuer. The Company has not experienced any losses on its investments due to credit risk.

CASH - The Company has a debt service reserve of $1.7 million at June 30, 2001 that is restricted in use and held in trust as collateral (see Note 4). In conjunction with the Roche Diagnostics (Roche) litigation, the Company has escrowed a total of $673,100 related to Physician's Office Laboratory sales (see
Note 7).

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INVENTORY is recorded at the lower of cost or market using the first-in, first-out method and consists of the following (in thousands):

                                                           JUNE 30, 2001                      MARCH 31, 2001
                                                           -------------                      --------------
         Finished goods                                     $       611                         $     1,028
         Work in process                                          2,019                               1,912
         Raw materials                                            2,593                               2,055
                                                             ----------                          ----------
         Total                                              $     5,223                         $     4,995
                                                             ==========                          ==========


EQUIPMENT AND LEASEHOLD IMPROVEMENTS are carried at cost. Depreciation is computed over the estimated useful lives of the assets, generally three to five years, using accelerated methods, except for leasehold improvements, which are amortized on a straight-line basis over the lesser of the life of the lease or the asset's useful life.

EVALUATION OF LONG-LIVED ASSETS - The Company evaluates the potential impairment of long-lived assets based upon projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Management believes no impairment of these assets exists as of June 30 and March 31, 2001, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. The fair value of the Company's financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and long-term debt approximate their carrying values. Disclosure about fair values of financial instruments is based on pertinent information available to management as of June 30, 2001. Although management is not aware of any factors that would significantly affect the reasonableness of the fair value amounts, current estimates of fair value may differ significantly from the amounts presented to them.

COMPREHENSIVE INCOME - The Company has no significant elements of comprehensive income other than net loss.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

REVENUE RECOGNITION - Product sales revenue is recorded as products are shipped and title is transferred. Royalty income is recorded based on information provided by licensees. Service contract revenue is deferred at the time of sale and is recognized ratably over the period of performance. Contract license fees, milestone payments and service fees in connection with research and development contracts or commercialization agreements are recognized when they are earned in accordance with the applicable performance requirements and contract terms. Amounts received in advance of performance under contracts or commercialization agreements are recorded as deferred revenue until earned.

LOSS PER SHARE - The Company uses Statement of Financial Accounting Standard
(SFAS) No. 128 "Earnings per Share" for the calculation of basic and diluted earnings per share. The Company's loss has been adjusted by dividends accumulated on the Company's Series B Convertible Preferred Stock.

3. EQUITY FINANCING AGREEMENT

During February 2001, the Company entered into an agreement with Acqua Wellington North American Equities Fund LLC (Acqua) for an equity financing facility covering the sale of up to $60 million of common stock over the subsequent 28 months. All shares of common stock sold to Acqua have been registered under a shelf-registration statement covering up to 3 million shares of common stock. The Company will control the amount and timing of additional stock sales that may be made under the terms of this agreement. Each sale will be made under the shelf-registration statement at a 4.75-6% discount to the market at the time of the sale. There are no commissions, warrants or other direct costs associated with these sales. Under this facility, the Company sold 2,462,500 shares to Acqua for $41 million through June 30, 2001, including 1,461,500 shares for $28.5 million during the quarter ended June 30, 2001.

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

Collateral for the debt is represented by royalty payments and rights of the Company to receive monies due pursuant to the Company's license agreement with Roche. Additional collateral is represented by a Restricted Cash account, which had a balance of $1.7 million at June 30, 2001. Covenants within the Note include compliance with annual and quarterly Royalty Payment Coverage Ratios which are tied to royalty payments and debt service.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

As part of this financing, the Company also issued detachable warrants to purchase 282,258 shares of common stock with an exercise price of $31 per share. Using the Black-Scholes model and the relative fair value of the warrants and the debentures at the time of issuance, these warrants were valued at approximately $7 million. The detachable warrant value has been recorded as a reduction of the face value of the convertible debentures. Costs associated with placing the debentures totaling $1.9 million were deferred and have been netted against the recorded convertible debenture balance. The convertible debenture discount consisting of the warrant value and debt issuance costs is being amortized over the five-year life of the debentures.

6. STOCK NOTES RECEIVABLE

In connection with the exercise of stock options by officers in July 2000, the Company granted loans in the principal amounts of $3.7 million, maturing in July 2007. The loans are 6.62% simple interest (paid annually), full recourse loans against all assets of the borrowers, collateralized by the pledge of 180,000 shares of the Company's common stock owned by the borrowers

7. LITIGATION

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

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

In its lawsuit, the Company seeks compensatory and punitive damages as well as injunctive and declaratory relief, including a judicial determination of its entitlement to terminate the Agreement. The Company voluntarily has agreed not to terminate the Agreement unless and until the Court determines its entitlement to do so.

In April 2001, the Court granted judgment in the Company's favor on one count of the Company's Amended Complaint, ruling that Roche breached the Agreement by taking unsubstantiated "rental surcharge" deductions against reported sales of royalty-bearing products. On June 1, 2001 the Company filed four additional motions for summary judgment. Those counts allege, respectively, that Roche breached the Agreement by selling products based on the Company's technology outside of Roche's licensed field, by failing to ensure that Roche affiliates who market products based on the Company's technology comply fully with the terms of the Agreement, by continuing to improve and develop a competing product line after the launch of the products based on the Company's technology, and by settling out of a third-party infringement action (brought by Laboratories Serono S.A) without the Company's knowledge or consent. These pending motions, scheduled to be presented on August 10, 2001 ask the Court to decide these four counts without trial.

During 1998, the Court issued a preliminary injunction enjoining Roche from marketing, selling, or distributing its Elecsys products to physicians' offices and physicians' office laboratories, which are outside of Roche's licensed field of use. The Court also ordered Roche to refer all physicians' offices and physicians' office laboratory customers to the Company for future reagent supply needs and to place all revenues derived from these unauthorized sales in escrow pending the outcome of the litigation. In May 2000, the Company and Roche signed an agreement under which Roche transferred to the Company all of its physician office laboratory customers in the United States. This transfer involved approximately 60 diagnostic systems in U.S. physicians' offices. In addition to these systems, the Company continues to believe that Roche has placed other ORIGEN-based systems outside of its licensed market and the Company intends to pursue those allegations during the course of the litigation with Roche.

Roche had filed a counterclaim against the Company. Most of Roche's counterclaims were dismissed by the Court. The remaining counterclaim for breach of contract allegations relate principally to the relationship between the Company and Eisai, Co., Ltd. Eisai has held a license in Japan to ORIGEN technology since 1990, which is more than two years before Roche signed the Agreement with the Company. Roche is alleging that the Company breached the Agreement by permitting Eisai to market certain ORIGEN-based products in Japan in violation of Roche's rights.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

During fiscal 2000, the Company had received notice from Roche that Roche was reducing royalty payments due to the Company through a "rental surcharge" deduction that Roche contends it is entitled to take from royalty-bearing sales revenues. Additionally, Roche had issued a "debit note" claiming that the Company owed Roche $2.6 million in royalties previously paid to the Company as a result of a retroactive application of the rental surcharge deduction back to 1997. In April 2001, the Court granted the Company's motion for a judgment that Roche's implementation of the rental surcharge deduction breached the Agreement. In May 2001, Roche notified the Company that it was canceling the debit note pursuant to the court ruling. Roche also had modified its calculation of royalties based on the court ruling.

This litigation against Roche may have a material adverse effect upon the Company regardless of whether the outcome is favorable or not.

In June 1998, a subsidiary of Ares-Serono ("Serono") filed a patent infringement claim against the Company, Roche and Organon Teknika in the U.S. District Court in Delaware. The action claims that Serono's patent "A Method of Assay Employing a Magnetic Electrode" is being infringed by the Company and its licensees. Subsequently, F. Hoffman LaRoche, Ltd., a member of the Roche family of companies, acquired the patent from Serono and continued in Serono's place to assert the infringement claim against the Company and Organon Teknika. A trial was held in Delaware on this matter during February 2001. There has been no decision rendered by the Court. The Company does not believe it infringes the patent, believes the patent to be invalid and unenforceable and intends to continue to vigorously defend against the claim. There can be no assurance that this litigation will not have a material adverse affect on the Company or its business. The Company believes that, should the court find the patent valid and infringed, such ruling would not have a material adverse effect on the Company's claims against Roche pending before the U.S. District Court in Maryland.

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

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

OTHER MATTERS

In February, 2001, Brown Simpson Strategic Growth Fund L.P. ("Brown Simpson") initiated a shareholder derivative lawsuit for and on behalf of the shareholders of the Company in the Circuit Court of Montgomery County, Maryland against four of the Company's current directors, two former directors, three executive officers and the Company as a nominal defendant. In the complaint, Brown Simpson, stating that it holds 100 shares of the Company's common stock, alleges breach of fiduciary duties by the named individual defendants in connection with transactions between the Company and other entities in which certain directors and officers are alleged to have an interest, including its Meso Scale Diagnostics, LLC joint venture.

In March, 2001, a second shareholder derivative lawsuit was filed by Laurence Paskowitz in Circuit Court for Montgomery County, Maryland, for and on behalf of the shareholders of the Company. The lawsuit names as defendants all of the Company's existing officers and directors, two former directors and the Company as a nominal defendant. The allegations and the relief sought in this complaint are substantially the same as those set forth in the complaint filed by Brown Simpson.

The Company and the individual defendants have filed a motion to dismiss and a motion of summary judgment in both of the shareholders derivative lawsuits. The Circuit Court recently stayed both proceedings, including all discovery, until mid-August 2001, at which time the court will consider all pending motions.

In 2000, the Board of Directors established an independent committee to evaluate substantially similar issues as those raised in both shareholder complaints. Both lawsuits seek principally the following: that the defendants hold in trust and be required to account for and restore to the Company damages that IGEN has allegedly sustained by reason of the allegations; and relief relating to board and management composition. The complaints do not include any claims against the Company.

The Company believes that the claims are wholly without merit and that meritorious defenses are available. The Company intends to vigorously contest and defend against these claims and to assert all of its legal rights in this matter, including all counterclaims. This lawsuit is not expected to have a material, adverse effect on the Company's financial position, results of operations or cash flows.

The Company is involved, from time to time, in various other legal proceedings arising in the ordinary course of business. In the opinion of management, based on review with legal counsel, the Company does not believe that any such legal proceedings will have a material adverse impact on our financial position, results of operations or cash flows.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We have devoted substantial resources to the research and development of our proprietary technologies, primarily the ORIGEN(R) technology for the clinical diagnostic, life science and industrial markets. We currently derive a majority of our revenue from royalties received from licensees that develop and market certain ORIGEN-based systems. We also generate sales of our own products, particularly the M-SERIES(TM) System and related consumable reagents. We may selectively pursue additional strategic alliances, which could result in additional license fees or contract revenues. Since inception, we have incurred significant losses and, as of June 30, 2001, we had an accumulated deficit of $169 million. We expect to continue to incur substantial research and development, manufacturing and general and administrative costs associated with our operations. As a result, we will need to generate higher revenue to achieve profitability.

In addition to historical information, this document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to statements regarding the potential market and market growth for diagnostic products, potential impact of competitive products, the Company's expectations regarding the level of anticipated royalty and revenue growth in the future, the potential market for products in development, financing plans, the outcome of litigation, the Company's plans and objectives for future operations, assumptions underlying such plans and objectives, the need for and availability of additional capital and other forward-looking statements included in this document. The words "may", "should", "could", "will", "expect", "intend", "estimate", "anticipate", "believe", "plan" and similar expressions have been used in this document to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Such statements are based on management's current expectations and are subject to a number of risks and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. In particular, careful consideration should be given to the cautionary statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to the risks and uncertainties detailed in the Company's Annual Report on Form 10-K for the year ended March 31, 2001 previously filed with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update these forward-looking statements.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited) (continued)

RESULTS OF OPERATIONS

THE QUARTER IN REVIEW

REVENUES. Total revenue for the quarter ended June 30, 2001 increased 9% to $8.3 million from $7.6 million in the same quarter last year. The revenue growth for the current quarter was due to increases in product sales and royalty income. Excluding non-recurring royalties and contract fees in both periods, total revenue increased 32%.

Royalty income was $5.3 million in the quarter ended June 30, 2001, an increase of 38% over the prior year's royalty income of $3.9 million. Royalties from Roche represent approximately $5.1 million (96%) of the total royalty income for the current quarter as compared to approximately $3.7 million (95%) for the prior year's quarter. The current quarter included approximately $550,000 for a non-recurring, royalty payment attributable to prior periods based on a retroactive recalculation of royalties by Roche. Roche launched its Elecsys product line in 1996, which is based on IGEN's ORIGEN technology that was licensed to Roche under a 1992 license agreement. The Company is involved in litigation with Roche arising out of this agreement. One of the disputes in the litigation relates to the computation of royalties to which the Company believes it is entitled under the agreement.

Product sales were $2.8 million in the current quarter, an increase of 42% over the prior year's product sales of $2 million. This growth in product sales was led by the M-SERIES line of instrumentation and consumable products, as well as revenue generated from the sale of clinical diagnostics assays to physician office laboratory (POL) customers in the United States. We began serving these POL customers in June 2000 when Roche transferred the customers in order to comply with a court ordered preliminary injunction.

Contract fees in the current quarter were $143,000 compared to $1,750,000 in the prior year's quarter. The prior year's fee was from a non-recurring amount received in connection with our alliance with Bayer Diagnostics.

OPERATING COSTS AND EXPENSES. Product costs were $740,000 (27% of product sales) for the quarter ended June 30, 2001 compared to $594,000 (30% of product sales) for 2000. The change in product cost margins is attributable to increased product sales of higher margin consumable reagents related to the M-SERIES and POL products.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited) (continued)

During the current quarter, research and development costs increased $2.5 million (45%) to $8.3 million from $5.8 million in 2000. This increase was due to ongoing development costs associated with enhancements to the M-SERIES(TM) system related assays; development of additional instrumentation, including new assays, for the M-SERIES line of products to meet the expanding needs of the drug discovery and development market; development associated with designing hospital point-of-care products; and research with development expenses associated with the Meso Scale Diagnostics (MSD) joint venture. Selling, general, and administrative expenses were $5.5 million in the first quarter of 2001, an increase of $1.7 million (45%) over the prior year's total of $3.8 million. This increase was due primarily to higher sales, marketing and customer-support costs related to expanding the launch of the M-SERIES System throughout the United States, Europe and Japan, as well as legal expenses associated with a possible extension of the MSD joint venture.

Costs related to IGEN's litigation with Roche increased to $4.3 million in the current first quarter from $1.4 million in the same period last year. This increase was attributable to expanded activities in several areas, such as work related to a court-appointed Special Master's examination of Roche's books and records, which the Company expects will be completed in August 2001; preparation and presentation of several motions, including motions for summary judgment; and preparation for a trial scheduled to start on October 23, 2001. The increased litigation costs also include financial and legal advisors' fees associated with settlement discussions.

INTEREST AND OTHER EXPENSE. Interest expense, net of interest income, increased $180,000 during the quarter ended June 30, 2001 due to reduced interest income on lower cash balances during the period.

NET LOSS. The net loss for quarter ended June 30, 2001 was $11.9 million ($0.69 per common share, after consideration of the effect of preferred dividends) compared to a net loss of $5.1 million ($0.36 per common share, after consideration of the effect of preferred dividends) in the same prior year quarter.

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

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company has experienced significant operating losses each year since inception and expects those losses to continue. Losses have resulted from a combination of lower royalty revenue than the Company believes it is entitled to under the License Agreement with Roche, costs incurred in research and development, Roche litigation costs, selling costs and other general and administrative costs. The Company expects to incur additional operating losses as a result of increases in expenses for manufacturing, marketing and sales capabilities, research and product development and general and administrative costs. The Company's ability to become profitable in the future will depend, among other things, on its ability to expand the commercialization of existing products; introduce new products into the market; develop marketing, sales and distribution capabilities cost-effectively; complete new business arrangements; and resolve the litigation with Roche.

LIQUIDITY AND CAPITAL RESOURCES

Through June 30, 2001, the Company has financed operations through the sale of Preferred and Common Stock, aggregating approximately $127 million; the placement of a $30 million debt financing with John Hancock Life Insurance Company in March 1999; and a $35 million private placement of subordinated convertible debentures in January 2000. Under the Hancock financing, the Company is obligated to make quarterly principal and interest payments of $1.7 million through March 2006. Under the subordinated convertible debentures, unless and until the holders of the debentures convert their debentures into common stock, the Company will be required to make semi-annual interest payments of $875,000 through January 2005. Interest payments may be made in cash or an equivalent value of common stock. In addition, the Company has received funds from collaborative research and licensing agreements, sales of its ORIGEN-based line of products and royalties from product sales by licensees.

During February 2001, the Company entered into an agreement with Acqua Wellington North American Equities Fund LLC ("Acqua") for an equity financing facility covering the sale of up to $60 million of the Company's common stock over the subsequent 28 months. Under this facility, the Company has sold 2,462,500 shares to Acqua for $41 million through June 30, 2001, including 1,461,500 shares for $28.5 million during the quarter ended June 30, 2001. All shares of common stock sold to Acqua are registered under a shelf-registration statement covering up to 3 million shares of common stock. The Company will control the amount and timing of additional sales that may be under the terms of this agreement. Each sale will be made under the shelf-registration statement at 4.75-6% discount to the market at the time of the sale. There are no commissions, warrants or other direct costs associated with these sales.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of June 30, 2001, the Company had $27.3 million in cash, cash equivalents and short-term investments with working capital of $23.9 million.

Cash used in operations increased to $13.3 million for the three months ended June 30, 2001, as compared to $5.6 million for the corresponding prior year period, primarily due to a higher net loss.

The Company used approximately $1.6 million and $1.1 million of cash for the acquisition of equipment and leasehold improvements during the quarters ended June 30, 2001 and 2000, respectively. The Company believes material commitments for capital expenditures may be required in a variety of areas, such as product development programs. The Company has not, at this time, made commitments for any such capital expenditure or secured additional sources to fund such commitments.

For fiscal 2002, future minimum lease payments for which the Company is obligated under capital lease agreements approximate $66,000 (including interest) while facility and equipment operating lease commitments approximate $2.3 million.

During 1995, the Company established Meso Scale Diagnostics, LLC ("MSD"), a joint venture company formed for the development and commercialization of products utilizing a proprietary combination of multi-array technology together with ORIGEN and other technologies owned by the Company. The joint venture was initially scheduled to expire in November 2000 with extensions through April 2001 at which time MST extended the term of the joint venture for up to 180 days under an automatic extension provision in the joint venture agreement. The Company, through an independent committee of its Board of Directors, is currently negotiating with MST the terms under which the MSD joint venture may be continued. Although the Company is not committed to any specific level of, or term for further funding of the joint venture, the Company is presently funding MSD's ongoing research, development and capital equipment costs, as well as certain patent costs of MST, while the independent committee is negotiating with MST the terms under which the joint venture may be continued. A new agreement may require the Company to make future capital contributions to the joint venture, in amounts that could be substantial. Due to the complexities of the issues, negotiations and agreements involved there can be no assurance that a definitive agreement to continue the joint venture will be reached

The Company has a substantial amount of indebtedness, and there is a possibility that the Company may be unable to generate cash or arrange financing sufficient to pay the principal of, interest on and other amounts due with respect to indebtedness when due, or in the event any of it is accelerated. In addition, the Company indebtedness may require that it dedicate a substantial portion of its expected cash flow from operations to service indebtedness, which would reduce the amount of expected cash flow available for other purposes, including working capital and capital expenditures.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company needs substantial amounts of money to fund operations. In this regard, it has ongoing discussions with third parties, including multinational corporations, regarding various business arrangements including distribution, marketing, research and development, joint venture and other business agreements, which could provide for substantial up-front fees or payments. Further, the Company is considering and evaluating the advisability and feasibility of a variety of financing alternatives, including issuance of additional debt or equity securities. There can be no assurance that the Company will successfully complete any of the foregoing arrangements and access to funds could be adversely impacted by many factors, including the results of pending litigation, the volatility of the price of the Company's common stock, continuing losses from operations and other factors. The Company believes that existing capital resources, together with revenue from product sales, royalties and contract fees will be adequate to fund operations through fiscal year 2002. If the Company is unable to raise additional capital, we may have to scale back, or even eliminate, some programs. Alternatively, the Company may have to consider pursing arrangements with other companies, such as granting licenses or entering into joint ventures, on terms and conditions that may not be favorable to it.

The Company is actively engaged with Roche in settlement discussions with respect to a resolution of the litigations between the parties on mutually agreeable terms. There can be no assurance as to when, or if, the parties will reach resolution of these matters, or that such resolutions will be on favorable terms and conditions. We have no reason to believe that the existence of the Roche litigation is having a material adverse effect on Roche's sales of royalty bearing products or that a negative result for the Company in the Roche litigation would have a material adverse effect on Roche's sales, although there can be no assurance that the litigation or its outcome would not have such an effect.

As it now stands, Roche has the right to continue to market its Elecsys products to central hospital laboratories and clinical reference laboratories during the term of the Agreement unless and until the Company is determined to have the right to terminate the Agreement and then determines to terminate the Agreement. If the Company elects to terminate the Agreement, it would have a material adverse effect on its royalty revenue from license sales unless and until the Company entered into a strategic partnership with another company that is able to develop and commercialize diagnostic instruments for central hospital laboratories and clinical reference laboratories. There can be no assurance, if the Company decided to terminate the Agreement that it would be able to enter into such a strategic partnership on terms favorable to it, if at all.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ending June 30, 2001 does not differ materially from that discussed under Item 7A of the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001


PART II           OTHER INFORMATION

Item 1:           Legal Proceedings

                  The information required under this item is incorporated herein by reference to Part I, Item 1 - Notes to Consolidated
                  Financial Statements.

Item 6:           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits:

                           10.15+   1994 Non-Employee Director's Stock Option
                                    Plan as Amended June 6, 2001.
                                    Filed herewith.

                  (b)      Reports on Form 8-K:

                           None

                  + Denotes management contract or compensatory plan of arrangement.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               IGEN International, Inc.



Date: AUGUST 9, 2001           /S/ GEORGE V. MIGAUSKY
     ---------------           -------------------------------------------------
                               George V. Migausky
                               Vice President of Finance and Chief Financial Officer
                               (On behalf of the Registrant and as Principal Financial Officer)