Form 10-Q
period 2001-09-30
IGEN INTERNATIONAL INC /DE
filed 2001-11-14
CIK 916304

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                      For Quarter Ended September 30, 2001

                         Commission File Number 0-23252

                            IGEN INTERNATIONAL, INC.
   ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                   94-2852543
   ---------------------------------------------------------------------
   (State or other jurisdiction                        (IRS Employer
   incorporation or organization)                    Identification No.)



                 16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD 20877
   ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  301-869-9800
   ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X        No
                                -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     CLASS                                  OUTSTANDING AT OCTOBER 23, 2001
                     -----                                  -------------------------------
         Common Stock, $0.001 par value                                 19,894,112

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                      INDEX


                                                                                                        PAGE
                                                                                                        ----
PART I      FINANCIAL INFORMATION

Item 1:     CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            Consolidated Balance Sheets - September 30, 2001 and March 31, 2001                           3

            Consolidated Statements of Operations - For the three and six months ended
            September 30, 2001 and 2000                                                                   4

            Consolidated Statements of Cash Flows - For the six months ended
            September 30, 2001 and 2000                                                                   5

            Notes to Consolidated Financial Statements                                                    6


Item 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                                                           16


Item 3:     QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK                                                                                          23


PART II     OTHER INFORMATION

Item 1:     LEGAL PROCEEDINGS                                                                             24

Item 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                           24

Item 6:     EXHIBITS AND REPORTS ON FORM 8-K                                                              25

SIGNATURES                                                                                                26


                            IGEN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               SEPTEMBER 30, 2001  MARCH 31, 2001
                                                                               ------------------  --------------
ASSETS                                                                             (Unaudited)
------
CURRENT ASSETS:
Cash and cash equivalents                                                            $   6,441       $   4,872
Short term investments                                                                  15,312          10,217
Accounts receivable, net                                                                 7,895           5,863
Inventory                                                                                4,691           4,995
Other current assets                                                                     1,566           1,834
                                                                                     ---------       ---------
     Total current assets                                                               35,905          27,781
                                                                                     ---------       ---------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                                    20,013          18,106
Accumulated depreciation and amortization                                              (11,685)        (10,021)
                                                                                     ---------       ---------
     Equipment and leasehold improvements, net                                           8,328           8,085
                                                                                     ---------       ---------

NONCURRENT ASSETS:
Investment in and advances to affiliate                                                  3,365              --
Restricted cash                                                                          2,645           2,120
Other                                                                                    1,070           1,147
                                                                                     ---------       ---------
     Total noncurrent assets                                                             7,080           3,267
                                                                                     ---------       ---------

TOTAL                                                                                $  51,313       $  39,133
                                                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                $  12,337       $  13,170
Note payable                                                                             4,868           4,668
Deferred revenue                                                                           713             794
Obligations under capital leases                                                            55              53
                                                                                     ---------       ---------
     Total current liabilities                                                          17,973          18,685
                                                                                     ---------       ---------

NONCURRENT LIABILITIES:
Subordinated convertible debentures                                                     29,130          28,229
Note payable                                                                            20,657          23,142
Convertible preferred stock dividend payable                                             5,951           5,121
Deferred revenue                                                                            --             273
Obligations under capital leases                                                            27              56
                                                                                     ---------       ---------
     Total noncurrent liabilities                                                       55,765          56,821
                                                                                     ---------       ---------

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized,
   Issuable in Series: Series A, 600,000 shares designated, none issued; Series B,
   25,000 designated, 18,220 shares issued and outstanding-liquidation value
   of 18,220 plus accrued and unpaid dividends                                               1               1
Common stock: $.001 par value, 50,000,000 shares authorized: 19,595,200 and
   17,261,400 shares issued and outstanding                                                 20              17
Additional paid-in capital                                                             163,823         124,816
Stock notes receivable                                                                  (3,710)         (3,710)
Deferred compensation                                                                   (1,043)             --
Accumulated deficit                                                                   (181,516)       (157,497)
                                                                                     ---------       ---------
     Total stockholders' deficit                                                       (22,425)        (36,373)
                                                                                     ---------       ---------
TOTAL                                                                                $  51,313       $  39,133
                                                                                     =========       =========



                 See notes to consolidated financial statements.

                            IGEN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED

                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                 2001            2000            2001            2000
                                                 ----            ----            ----            ----
REVENUES:
     Royalty income                            $  5,772        $  3,804        $ 11,096        $  7,664
     Product sales                                3,624           2,461           6,416           4,425
     Contract fees                                   --             305             143           2,055
                                               --------        --------        --------        --------
                                                  9,396           6,570          17,655          14,144
                                               --------        --------        --------        --------
OPERATING COSTS AND EXPENSES:
     Product costs                                1,256             976           1,997           1,570
     Research and development                     6,044           6,535          14,359          12,291
     Selling, general and administrative          6,074           4,199          11,640           8,017
     Litigation costs                             3,658           2,502           7,913           3,921
                                               --------        --------        --------        --------
                                                 17,032          14,212          35,909          25,799
                                               --------        --------        --------        --------

LOSS FROM OPERATIONS                             (7,636)         (7,642)        (18,254)        (11,655)

INTEREST EXPENSE-NET                             (1,222)         (1,121)         (2,520)         (2,241)

EQUITY IN LOSS OF AFFILIATE                      (3,245)             --          (3,245)             --
                                               --------        --------        --------        --------

NET LOSS                                        (12,103)         (8,763)        (24,019)        (13,896)

PREFERRED DIVIDENDS                                (412)           (544)           (830)         (1,086)
                                               --------        --------        --------        --------

NET LOSS ATTRIBUTED TO COMMON
    SHAREHOLDERS                               $(12,515)       $ (9,307)       $(24,849)       $(14,982)
                                               ========        ========        ========        ========

BASIC AND DILUTED NET LOSS PER
    COMMON SHARE                               $  (0.64)       $  (0.59)       $  (1.33)       $  (0.96)
                                               ========        ========        ========        ========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING -BASIC AND DILUTED              19,428          15,715          18,659          15,648
                                               ========        ========        ========        ========


                 See notes to consolidated financial statements.

                            IGEN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                      SIX MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                   2001            2000
                                                                               --------------   -------------
OPERATING ACTIVITIES:
Net loss                                                                           $(24,019)       $(13,896)
Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization                                                    2,013           2,133
     Amortization of detachable warrant and stock options                               732             350
     Changes in assets and liabilities:
         Increase in accounts receivable                                             (2,032)           (456)
         Decrease (increase) in inventory                                               304          (2,002)
         Decrease (increase) in other current assets                                    197             (23)
         Decrease in deferred revenue                                                  (354)           (274)
         Increase in accounts payable and accrued expenses                               42           2,284
                                                                                   --------        --------
                  Net cash used for operating activities                            (23,117)        (11,884)
                                                                                   --------        --------

INVESTING ACTIVITIES:
     Expenditures for equipment and leasehold improvements                           (2,807)         (2,882)
     Investment in and advances to affiliate                                         (2,465)             --
     Purchase of short-term investments                                             (31,292)         (5,367)
     Sale and maturities of short-term investments                                   26,197          26,146
                                                                                   --------        --------
                  Net cash (used for) provided by investing activities              (10,367)         17,897
                                                                                   --------        --------

FINANCING ACTIVITIES:
     Issuance of common stock-net                                                    37,890             148
     Payments on notes payable                                                       (2,285)             --
     Payments on capital lease obligations                                              (27)            (47)
     Restricted cash                                                                   (525)           (321)
                                                                                   --------        --------
                  Net cash provided by (used for) financing activities               35,053            (220)
                                                                                   --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             1,569           5,793

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        4,872           3,172
                                                                                   --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  6,441        $  8,965
                                                                                   ========        ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
  AND FINANCIAL ACTIVITIES:
     Accrued unpaid dividends                                                      $    830        $  1,033
                                                                                   ========        ========
     Common stock issued to pay accrued interest                                   $    875        $     --
                                                                                   ========        ========
     Common stock issued in exchange for notes receivable                          $     --        $  3,710
                                                                                   ========        ========
     Equipment and leasehold improvement contributed to affiliate                  $    900        $     --
                                                                                   ========        ========


                 See notes to consolidated financial statements.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.       BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements should be read together with the audited financial statements and notes for the year ended March 31, 2001 contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended September 30, 2001 and 2000, the Company's financial position at September 30, 2001 and the cash flows for the six month period ended September 30, 2001 and 2000. The results of operations for the interim period are not necessarily indicative of the results of the entire year.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - Include cash in banks, money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less. The Company has classified its short-term investments consisting of U.S. Government Obligations and Corporate Debt-Securities as "available for sale". These available for sale securities are accounted for at their fair value and unrealized gains and losses on these securities, if any, are reported as a separate component of stockholders' equity. The Company uses specific identification on computing realized gains and losses on sale of investments.

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

RESTRICTED CASH - The Company has a debt service reserve of $1.7 million at September 30, 2001 that is restricted in use and held in trust as collateral (see Note 4). In conjunction with the Roche Diagnostics (Roche) litigation, the Company has escrowed a total of $924,000 related to Physician's Office Laboratory sales (see Note 8).

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INVENTORY is recorded at the lower of cost or market using the first-in, first-out method and consists of the following (in thousands):


                                              SEPTEMBER 30, 2001       MARCH 31, 2001
                                              ------------------       --------------
                Finished goods                    $  760                    $1,028
                Work in process                    1,903                     1,912
                Raw materials                      2,028                     2,055
                                                  ------                    ------
                Total                             $4,691                    $4,995
                                                  ======                    ======


EQUIPMENT AND LEASEHOLD IMPROVEMENTS are carried at cost. Depreciation is computed over the estimated useful lives of the assets, generally three to five years, using accelerated methods, except for leasehold improvements, which are amortized on a straight-line basis over the lesser of the life of the lease or the asset's useful life.

EVALUATION OF LONG-LIVED ASSETS - The Company evaluates the potential impairment of long-lived assets based upon projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Management believes no impairment of these assets exists as of September 30 and March 31, 2001, respectively.

COMPREHENSIVE INCOME - The Company has no significant elements of comprehensive income other than net loss.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

REVENUE RECOGNITION - Product sales revenue is recorded as products are shipped and title is transferred. Royalty income is recorded when earned based on information provided by licensees. Service contract revenue is deferred at the time of sale and is recognized ratably over the period of performance. Contract license fees, milestone payments and service fees in connection with research and development contracts or commercialization agreements are recognized when they are earned in accordance with the applicable performance requirements and contract terms. Amounts received in advance of performance under contracts or commercialization agreements are recorded as deferred revenue until earned.

LOSS PER SHARE - The Company uses Statement of Financial Accounting Standard
(SFAS) No. 128 "Earnings per Share" for the calculation of basic and diluted earnings per share. The Company's loss has been adjusted by dividends accumulated on the Company's Series B Convertible Preferred Stock.

NEW ACCOUNTING STANDARDS - In June 2001, the FASB issued SFAS No 143 "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the impact of implementing SFAS 143.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which supersede SFAS No 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No 30, "Reporting the Results of Operations, Reporting and Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal for a segment of business. This statement is effective for fiscal years beginning December 15, 2001. SFAS No 144 retains many of the provisions of SFAS No 121 but address certain implementation issues associated with that Statement. The Company is currently evaluating the impact of implementing
SFAS 144.

3.       EQUITY FINANCING AGREEMENT

During February 2001, the Company entered into an agreement with Acqua Wellington North American Equities Fund LLC (Acqua) for an equity financing facility covering the sale of up to $60 million of common stock over the subsequent 28 months. All shares of common stock sold to Acqua have been registered under a shelf-registration statement covering up to 3 million shares of common stock and were sold at a 4.75-6% discount to the market at the time of the sale. There are no commissions, warrants or other direct costs associated with these sales.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Under this facility, the Company sold 2,701,700 shares to Acqua for approximately $47.3 million through September 30, 2001, including 1,700,700 shares for $34.8 million during six months ended September 30, 2001. Subsequent to September 30, 2001, the Company sold the remaining 298,300 shares available under the shelf registration statement for $8.1 million.

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

Collateral for the debt is represented by royalty payments and rights of the Company to receive monies due pursuant to the Company's license agreement with Roche. Additional collateral is represented by a Restricted Cash account, which had a balance of $1.7 million at September 30, 2001. Covenants within the Note include compliance with annual and quarterly Royalty Payment Coverage Ratios which are tied to royalty payments and debt service.

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

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

6.       INVESTMENT IN AFFILIATE

During August 2001, the Company entered into agreements with Meso Scale Technologies, LLC. (MST) continuing Meso Scale Diagnostics, LLC. (MSD), a joint venture formed solely by the Company and MST in 1995. MSD was formed for the development and commercialization of products utilizing a proprietary combination of MST's multi-array technology together with ORIGEN and other technologies owned by the Company. MST is a company established by the son of IGEN's Chief Executive Officer.

Under the amended agreements, the Company holds a 31% voting equity interest in MSD, and is entitled to a preferred return on $21 million of the funds previously invested in MSD and on additional funds it invests. At September 30, 2001, the investment entitled to a preferred return totaled $25.8 million. The Company agreed, subject to certain conditions, to fund the joint venture through its term, which runs to November 2003. The funding commitment through August 2002 is $19.5 million. Thereafter, the funding commitment would be determined on the basis of an annual budget to be approved by a committee of the Company's Board of Directors.

MST and MSD have the right to terminate the joint venture prior to November 2003 under certain circumstances, including a change in control of the Company, as defined. Upon termination, expiration or non-renewal of the joint venture agreement, MSD and MST jointly have the right to repurchase the Company's interest in MSD based on a fair market value analysis, subject to certain discounts.

In addition, if the Company ceases to fund the joint venture, under certain circumstances, it must provide MSD with transitional funding for an additional six months. Under most circumstances, significant MSD governance matters require the approval of both the Company and MST.

In conjunction with the amended agreements and the progress made by MSD in the development of its products, the Company has determined that future contributions to MSD would be made based on the future investment benefit to be obtained by the Company. Therefore, the Company's share of MSD losses for the quarter ended September 30, 2001 totaling $3.2 million are recorded as Equity in Loss of Affiliate. Prior to July 1, 2001, the Company accounted for its equity investments in MSD as research and development funding and accordingly, recorded all MSD investments as research and development expenses as incurred. At September 30, 2001, the Company's Investment in Affiliate totaled $3.4 million, which represents contributions to MSD during the quarter ended September 30, 2001.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

7.       STOCK NOTES RECEIVABLE

In connection with the exercise of stock options by officers in July 2000, the Company granted loans in the principal amounts of $3.7 million, maturing in July 2007. The loans are 6.62% simple interest (paid annually), full recourse loans against all assets of the borrowers, collateralized by the pledge of 180,000 shares of the Company's common stock owned by the borrowers.

8.       LITIGATION

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

In its lawsuit, the Company seeks compensatory and punitive damages as well as injunctive and declaratory relief, including a judicial determination of its entitlement to terminate the Agreement. The Company voluntarily has agreed not to terminate the Agreement unless and until the Court determines its entitlement to do so. The trial commenced on October 23, 2001.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

In April 2001, the Court granted judgment in the Company's favor on one count of the Company's Amended Complaint, ruling that Roche breached the Agreement by taking unsubstantiated "rental surcharge" deductions against reported sales of royalty-bearing products. On August 10, 2001, the Court granted two additional summary judgment motions filed by the Company ruling that Roche breached the Agreement by settling a patent infringement suit with a third party without the Company's consent and by failing to cease development of a competing product line. The Court also accepted the Company's legal positions in two separate counts in the Complaint relating to allegations that Roche sold products outside the licensed field and that it failed to ensure that its affiliates comply with the Agreement. In accepting the Company's legal position, the Court ruled that Roche`s field is limited solely to hospitals (with certain exceptions), clinical reference laboratories, and blood banks.

During 1998, the Court issued a preliminary injunction enjoining Roche from marketing, selling, or distributing its Elecsys products to physicians' offices and physicians' office laboratories, which are outside of Roche's licensed field of use. The Court also ordered Roche to refer all physicians' offices and physicians' office laboratory customers to the Company for future reagent supply needs and to place all revenues derived from these unauthorized sales in escrow pending the outcome of the litigation. In May 2000, the Company and Roche signed an agreement under which Roche transferred to the Company all of its physician office laboratory customers in the United States. This transfer involved approximately 60 diagnostic systems in U.S. physicians' offices. In addition to these systems, the Company continues to believe that Roche has placed other ORIGEN-based systems outside of its licensed market and the Company is pursuing those allegations in the litigation with Roche.

Roche had filed a counterclaim against the Company. Most of Roche's counterclaims were dismissed by the Court. The remaining counterclaim for breach of contract allegations relate principally to the relationship between the Company and, Eisai, Co., Ltd. Eisai has held a license in Japan to ORIGEN technology since 1990, which is more than two years before Roche signed the Agreement with the Company. Roche is alleging that the Company breached the Agreement by permitting Eisai to market certain ORIGEN-based products in Japan in violation of Roche's rights.

During fiscal 2000, the Company had received notice from Roche that Roche was reducing royalty payments due to the Company through a "rental surcharge" deduction that Roche contends it is entitled to take from royalty-bearing sales revenues. Additionally, Roche had issued a "debit note" claiming that the Company owed Roche $2.6 million in royalties previously paid to the Company as a result of a retroactive application of the rental surcharge deduction back to 1997. In April 2001, the Court ruled that Roche's implementation of the rental surcharge deduction breached the Agreement.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

In May 2001, Roche notified the Company that it was canceling the debit note pursuant to the Court's ruling and Roche subsequently modified its calculation of royalties. The Company believes Roche's royalty calculations continue to be inconsistent with the Agreement and the Court's previous ruling.

This litigation against Roche may have a material adverse effect upon the Company regardless of whether the outcome is favorable or not.

In September 1998, a subsidiary of Ares-Serono ("Serono") filed a patent infringement claim against the Company, Roche and Organon Teknika in the U.S. District Court in Delaware. The action claims that Serono's patent "A Method of Assay Employing a Magnetic Electrode" is being infringed by the Company and its licensees. Subsequently, F. Hoffman LaRoche, Ltd., a member of the Roche family of companies, acquired the patent from Serono and continued in Serono's place to assert the infringement claim against the Company and Organon Teknika. A trial was held in Delaware on this matter during February 2001. There has been no decision rendered by the Court. The Company does not believe it infringes the patent, believes the patent to be invalid and unenforceable and intends to continue to vigorously defend against the claim. There can be no assurance that this litigation will not have a material adverse affect on the Company or its business. The Company, believes that, should the Court find the patent valid and infringed, such ruling would not have a material adverse effect on the Company's claims against Roche pending before the U.S. District Court in Maryland.

In September 2001, Roche notified the Company that it desired to settle the litigation in Delaware and offered to dismiss with prejudice all claims against the Company and to reimburse the Company for the legal fees it incurred in defending this action, which total approximately $5.7 million. The Company has advised Roche's counsel that Roche's settlement proposal is acceptable to the Company, subject to certain implementation details. The settlement agreement has not been finalized and signed by all of the parties.

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

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

OTHER MATTERS

In February, 2001, Brown Simpson Strategic Growth Fund L.P. ("Brown Simpson") initiated a shareholder derivative lawsuit for and on behalf of the shareholders of the Company in the Circuit Court for Montgomery County, Maryland against four of the Company's current directors, two former directors, three executive officers and the Company as a nominal defendant. In the complaint, Brown Simpson, stating that it holds 100 shares of the Company's common stock, alleges breach of fiduciary duties by the named individual defendants in connection with transactions between the Company and other entities in which certain directors and officers are alleged to have an interest, including the Meso Scale Diagnostics, LLC. joint venture.

In March, 2001, a second shareholder derivative lawsuit was filed by Laurence Paskowitz in the Circuit Court for Montgomery County, Maryland, for and on behalf of the shareholders of the Company. The lawsuit names as defendants all of the Company's existing officers and directors, two former directors and the Company as a nominal defendant. The allegations and the relief sought in this complaint are substantially the same as those set forth in the complaint filed by Brown Simpson. The complaint was later amended to seek class action certification for the assertion of certain direct claims of all IGEN shareholders against the individual defendants.

Both lawsuits seek principally the following: that the defendants hold in trust and be required to account for and restore to the Company damages that IGEN has allegedly sustained by reason of the allegations and relief relating to board and management composition. The Paskowitz complaint also seeks to recover damages for IGEN shareholders for the direct claims against the individual defendants. The complaints do not include any claims against the Company.

In 2000, the Board of Directors established an Independent Committee to evaluate substantially similar issues as those raised in both shareholder complaints and delegated the exclusive power and authority to the Committee to review and investigate the matters identified in the derivative actions and to determine what measures or actions, if any, should be undertaken on behalf of the Company in response. The Committee was also authorized to address any other issues raised as a result of the Committee's investigation and to effect any such measures or actions on behalf of the Company with full power and authority of the Board, subject only to the requirements of Delaware law and the Company's governing documents.

On August 24, 2001, the Independent Committee issued a report summarizing its findings. In its report, the Independent Committee concluded that the actions undertaken by the Committee completely address the demands made in the complaints as they relate to the derivate actions, including those claims directed at the MSD joint venture. The Committee found that it is not in the best interest of the Company's stockholders to pursue any of the shareholders demands and urged the Court to dismiss the derivative claims in the lawsuits.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

The Company and the individual defendants have filed motions to dismiss or, in the alternative, for summary judgment in both lawsuits. The Circuit Court recently stayed both proceedings, including all discovery until mid-December 2001, at which time the Court will consider all pending motions.

The Company believes that the claims are wholly without merit and that meritorious defenses are available. The Company intends to vigorously contest and defend against these claims and to assert all of its legal rights in this matter, including all counterclaims. The lawsuits are not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

The Company is involved, from time to time, in various other legal proceedings arising in the ordinary course of business. In the opinion of management, based on review with legal counsel, the Company does not believe that any such legal proceedings will have a material adverse impact on our financial position, results of operations or cash flows.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We have devoted substantial resources to the research and development of our proprietary technologies, primarily the ORIGEN(R) technology for the clinical diagnostic, life science and industrial markets. We currently derive a majority of our revenue from royalties received from licensees that develop and market certain ORIGEN-based systems. We also generate sales of our own products, particularly the M-SERIES(TM) System and related consumable reagents. We may selectively pursue additional strategic alliances, which could result in additional license fees or contract revenues. Since inception, we have incurred significant losses and, as of September 30, 2001, we had an accumulated deficit of $182 million. We expect to continue to incur substantial research and development, manufacturing and general and administrative costs associated with our operations. As a result, we will need to generate higher revenue to achieve profitability.

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

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

THE QUARTER AND SIX MONTHS IN REVIEW

REVENUES. Total revenues for the quarter and six months ended September 30, 2001 were $9.4 million and $17.7 million, respectively. This represents increases of $2.8 million (43%) and $3.5 million (25%), respectively, when compared with the same prior year periods. The growth in revenues was due to increases in royalty income and product sales.

Royalty income was $5.8 million and $11.1 million during the quarter and six months ended September 30, 2001, an increase of 52% and 45%, respectively, over the same prior year periods. Royalties from Roche represent approximately $5.4 million (94%) and $10.5 million (95%) of the total royalty income for the current quarter and six-month period, respectively, compared to $3.6 million (94%) and $7.2 million (94%) in the comparable prior year periods. These increases were attributable to higher Roche sales of its Elecsys product line, which is based on IGEN's ORIGEN technology that was licensed to Roche under a 1992 license agreement. The Company is involved in litigation with Roche arising out of this agreement. One of the disputes in the litigation relates to Roche's computation of royalties to which the Company believes it is entitled under the agreement.

Product sales were $3.6 million and $6.4 million during the quarter and first six months of the current year, which represent increases of 47% and 45%, respectively, over the prior year's product sales of $2.5 million and $4.4 million, for the same respective periods. This growth in product sales was led by the M-SERIES line of instrumentation and consumable products, as well as revenue generated from the sale of clinical diagnostic tests to physician office laboratory (POL) customers in the United States. We began serving these POL customers in June 2000 when Roche transferred the customers in order to comply with a court ordered preliminary injunction.

There were no contract fees in the current quarter and $143,000 for the first six months of the current year. This compares to $305,000 and $2.1 million, respectively, for the same prior year periods. The prior year's contract fees were primarily from a non-recurring amount received in connection with our alliance with Bayer Diagnostics.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OPERATING COSTS AND EXPENSES. Product costs were $1.3 million (35% of product sales) and $2 million (31% of product sales) for the quarter and six months ended September 30, 2001. This compares with product costs of $976,000 (40% of product sales) and $1.6 million (35% of product sales) for the quarter and six months ended September 30, 2000. The higher prior year product costs are attributable to the M-SERIES retrofit program instituted during the quarter ended September 30, 2000, which upgraded the M-8 analyzers in the field with new software and hardware components.

Research and development expenses were $6 million and $14.4 million for the quarter and first six months of the current year. This represents a decrease of approximately $500,000 from the $6.5 million incurred in the same quarter last year while increasing $2.1 million in the same six-month period last year. For the quarter ended September 30, 2001, the decrease is attributable to contributions of $3.2 million related to the amended (August, 2001) Meso Scale Diagnostics (MSD) joint venture being classified as Equity in Loss of Affiliate (see "Equity in Loss of Affiliate" below). In all prior periods, contributions to MSD were classified as a research and development cost. Including all MSD related costs in the current quarter, research and development expense would have increased by $2.8 million (42%) and $5.3 million (43%) for the current quarter and first six months of the current year when compared with the same prior year periods. This quarterly and year-to-date increase was due to ongoing development costs and product enhancements associated with the M-SERIES family of products, development of new assays to meet the expanding needs of the drug discovery and development market, development of new systems and technologies, including hospital point-of-care products, and costs associated with MSD.

Selling, general and administrative expenses were $6.1 million and $11.6 million in the second quarter and first six months of fiscal 2002, which represent increases of $1.9 million (45%) and $3.6 million (45%) over the same prior year periods. These increases were primarily attributable to higher selling, marketing and customer support costs related to expanding the launch of the M-SERIES system, as well as legal and other expenses associated with the amendment and extension of the MSD joint venture.

Costs related to our litigation with Roche increased to $3.7 million and $7.9 million for the quarter and six months ended September 30, 2001 from $2.5 million and $3.9 million in the same prior year periods. These increases are attributable to expanded activities in several areas, including work related to a court-appointed Special Master's examination of Roche's books and records for which a report was issued in August, 2001; presentation of motions for summary judgment; preparation for the trial that began on October 23, 2001; and financial and legal advisory fees associated with settlement discussions.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INTEREST AND OTHER EXPENSE. Interest expense, net of interest income, increased to $1.2 million and $2.5 million, respectively, for the quarter and six months ended September 30, 2001. These changes are due to lower income from lower interest rates during the current year periods.

EQUITY IN LOSS OF AFFILIATE. During August 2001, the Company entered into agreements with Meso Scale Technologies, LLC. (MST) continuing Meso Scale Diagnostics, LLC. (MSD), a joint venture formed solely by the Company and MST in 1995. MSD was formed for the development and commercialization of products utilizing a proprietary combination of MST's multi-array technology together with ORIGEN and other technologies owned by the Company. In conjunction with the amended agreements and the progress made by MSD in the development of its products, the Company has determined that future contributions to MSD would be made based on the future investment benefit to be obtained by the Company. Therefore, the Company's share of MSD losses for the quarter ended September 30, 2001 totaling $3.2 million are recorded as Equity in Loss of Affiliate. Prior to July 1, 2001, the Company accounted for its equity investments in MSD as research and development funding and accordingly, recorded all MSD investments as research and development expenses as incurred

NET LOSS. The net loss for the current quarter was $12.1 million ($0.64 per common share, after consideration of the effect of preferred dividends) compared to a net loss of $8.8 million ($0.59 per common share, after consideration of the effect of preferred dividends) in the same prior year quarter. The net loss for the six months ended September 30, 2001 was $24 million ($1.33 per common share, after consideration of the effect of preferred dividends) compared to a net loss of $13.9 million ($0.96 per common share, after consideration of the effect of preferred dividends) for the six months ended September 30, 2000.

Results of operations in the future are likely to fluctuate substantially from quarter to quarter as a result of various factors, which include the volume and timing of orders for M-SERIES or other products; the timing of instrument deliveries and installations; variations in revenue recognized from royalties and other contract revenues; the mix of products sold; whether instruments are sold to or placed with customers; the timing of the introduction of new products; competitors' introduction of new products; variations in expenses incurred in connection with the operation of the business, including legal fees, research and development costs and sales and marketing costs; equity in losses of affiliate; manufacturing capabilities; and the volume and timing of product returns and warranty claims.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company has experienced significant operating losses each year since inception and expects those losses to continue. Losses have resulted from a combination of lower royalty revenue than the Company believes it is entitled to under the License Agreement with Roche, costs incurred in research and development, Roche litigation costs, selling costs and other general and administrative costs. The Company expects to incur additional operating losses as a result of increases in expenses for manufacturing, marketing and sales capabilities, research and product development, general and administrative costs, and equity in losses of affiliate, offset in part by lower Roche litigation costs beginning in the fourth quarter of fiscal 2002. The Company's ability to become profitable in the future will depend, among other things, on its ability to expand the commercialization of existing products; introduce new products into the market; develop marketing, sales and distribution capabilities cost-effectively; complete new business arrangements; and resolve the litigation with Roche.

LIQUIDITY AND CAPITAL RESOURCES

Through September 30, 2001, the Company has financed operations through the sale of Preferred and Common Stock, aggregating approximately $136 million; the placement of a $30 million debt financing with John Hancock Life Insurance Company in March 1999; and a $35 million private placement of subordinated convertible debentures in January 2000. Under the Hancock financing, the Company is obligated to make quarterly principal and interest payments of $1.7 million through March 2006. Under the subordinated convertible debentures, unless and until the holders of the debentures convert their debentures into common stock, the Company will be required to make semi-annual interest payments of $875,000 through January 2005. Interest payments may be made in cash or an equivalent value of common stock. In addition, the Company has received funds from collaborative research and licensing agreements, sales of its ORIGEN-based line of products and royalties from product sales by licensees.

During February 2001, the Company entered into an agreement with Acqua Wellington North American Equities Fund LLC ("Acqua") for an equity financing facility covering the sale of up to $60 million of the Company's common stock over the subsequent 28 months. All shares of common stock sold to Acqua are registered under a shelf-registration statement covering up to 3 million shares of common stock and were sold at a 4.75-6% discount to the market at the time of the sale. Under this facility, the Company sold 2,701,700 shares to Acqua for $47.3 million through September 30, 2001, including 1,700,700 shares for $34.8 million during the six months ended September 30, 2001. Subsequent to September 30, 2001, the Company sold the remaining 298,300 shares available under the shelf-registration statement for $8.1 million. There are no commissions, warrants or other direct costs associated with these sales.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As of September 30, 2001, the Company had $21.8 million in cash, cash equivalents and short-term investments with working capital of $17.9 million.

Cash used in operations increased to $23.1 million for the six months ended September 30, 2001, as compared to $11.9 million for the corresponding prior year period, primarily due to a higher net loss.

The Company used approximately $2.8 million and $2.9 million of cash for the acquisition of equipment and leasehold improvements during the six months ended September 30, 2001 and 2000, respectively. The Company believes material commitments for capital expenditures may be required in a variety of areas, such as product development programs. The Company has not, at this time, made commitments for any such capital expenditure or secured additional sources to fund such commitments.

For fiscal 2002, future minimum lease payments for which the Company is obligated under capital lease agreements approximate $66,000 (including interest) while facility and equipment operating lease commitments approximate $2.5 million.

During August 2001, the Company entered into agreements with MST continuing MSD, a joint venture formed solely by the Company and MST in 1995. Under the terms of the joint venture agreement, the Company agreed, subject to certain conditions, to fund the joint venture through November 2003. This funding commitment may be satisfied in part through in-kind contributions of scientific and administrative personnel and shared facilities. The funding commitment through August 2002 is $19.5 million. Thereafter, the funding commitment would be determined on the basis of an annual budget to be approved by a committee of the Company's Board of Directors. Should no budget be approved, the Company would be required to provide transitional funding for an additional six months, and MSD and MST have the right to terminate the joint venture, unless the budget calls for funding that exceeds 110% of the prior twelve months funding and the Board of Directors makes a reasonable good faith determination for the rejection.

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

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company needs substantial amounts of money to fund operations. In this regard, it has ongoing discussions with third parties, including multinational corporations, regarding various business arrangements including distribution, marketing, research and development, joint venture and other business agreements, which could provide for substantial up-front fees or payments. Further, the Company is considering and evaluating the advisability and feasibility of a variety of financing alternatives, including issuance of additional debt or equity securities. There can be no assurance that the Company will successfully complete any of the foregoing arrangements and access to funds could be adversely impacted by many factors, including the results of pending litigation, the volatility of the price of the Company's common stock, continuing losses from operations and other factors. The Company believes that existing capital resources, together with revenue from product sales, royalties and contract fees will be adequate to fund operations through fiscal year 2002. If the Company is unable to raise additional capital, we may have to scale back, or even eliminate, some programs. Alternatively, the Company may consider pursuing arrangements with other companies, such as granting licenses or entering into joint ventures, on terms and conditions that may not be favorable to it.

The Company is actively engaged with Roche in settlement discussions with respect to a resolution of the litigations between the parties on mutually agreeable terms. In September 2001, Roche notified the Company that it desired to settle the ongoing litigation in Delaware and offered to dismiss with prejudice all claims against the Company and to reimburse the Company for the legal fees incurred in defending that lawsuit, which total approximately $5.7 million. The Company has advised Roche's counsel that Roche's settlement proposal is acceptable to the Company, subject to certain implementation details. The settlement agreement has not been finalized and signed by all of the parties. There can be no assurance as to when, or if, the parties will reach resolution of any of these litigation matters, or that such resolutions will be favorable terms and conditions.

As it now stands, Roche has the right to continue to market its Elecsys products within its licensed field during the term of the Agreement unless and until the Company is determined to have the right to terminate the Agreement and then determines to terminate the Agreement. If the Company elects to terminate the Agreement, it would have a material adverse effect on its royalty revenue from license sales unless and until the Company entered into a strategic partnership with another company that is able to develop and commercialize diagnostic instruments within the field presently licensed to Roche. There can be no assurance, if the Company decided to terminate the Agreement, that it would be able to enter into such a strategic partnership on terms favorable to it, if at all.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ending September 30, 2001 does not differ materially from that discussed under Item 7A of the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


PART II       OTHER INFORMATION

ITEM 1:       LEGAL PROCEEDINGS

              The information required under this item is incorporated herein by reference to Part I, Item 1 - Note 8 of Notes to Consolidated Financial Statements.

ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              (a) The Annual Meeting of Shareholders of IGEN International, Inc. was held on September 13, 2001.

              (b) Richard J. Massey and Joop Sistermans were elected to the Board of Directors at the Annual Meeting. The directors of the Company whose term of office as directors continued after the meeting were Samuel J. Wohlstadter, Robert Salsmans, Anthony Rees and Richard Cass.

              (c) The matters voted upon at the meeting and the voting of shareholders with respect thereto are as follows:

                    The election of each of Richard J. Massey and Joop Sistermans to the Board of Directors to hold office for a three-year term and until his successor is elected and has qualified, or until such director's earlier death, resignation or removal. The voting results, with approximately 16.5 million (85%) of the shares voting, were as follows:


                                               MASSEY          SISTERMANS
                                               ------          ----------
                            For:             15,576,234        16,004,577
                            Withheld:           925,265           496,922


                      The Company's received approval to increase the number of shares available for issuance under the Company's 1994 Stock Option Plan from 1,750,000 shares to 2.5 million shares. The voting results, with approximately 16.6 million (85%) of the shares voting, were as follows:

                              For:                       15,071,042
                              Against:                    1,370,480
                              Abstain:                      113,977

ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits:

                  10.15+   1994 Non-Employee Director's Stock Option Plan as
                           Amended September 6, 2001. Filed herewith.

             (b)  Reports on Form 8-K:

                  The Company filed reports on Form 8-K under Item 5, Other
                  Events on August 21, 2001 and Form 8-K/A under Item 5, Other
                  Events on September 5, 2001.

              + Denotes management contract or compensatory plan of arrangement.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       IGEN International, Inc.



Date:    NOVEMBER 14, 2001             /S/ GEORGE V. MIGAUSKY
         -----------------             ----------------------
                                       George V. Migausky
                                       Vice President of Finance
                                       Chief Financial Officer
                                       (On behalf of the Registrant and as
                                       Principal Financial Officer)