Form 10-Q
period 2001-12-31
IGEN INTERNATIONAL INC /DE
filed 2002-02-14
CIK 916304

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                       For Quarter Ended December 31, 2001

                         Commission File Number 0-23252

                            IGEN INTERNATIONAL, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                94-2852543
          ------------------------------------------------------------
             (State or other jurisdiction            (IRS Employer
              incorporation or organization)          Identification No.)



                 16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD 20877
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  301-869-9800
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X               No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding at February 1, 2002
               -----                      -------------------------------

  Common Stock, $0.001 par value                     21,953,605

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001


                                   INDEX


                                                                                     PAGE

PART I   FINANCIAL INFORMATION

Item 1:    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           Consolidated Balance Sheets - December 31, 2001 and March 31, 2001           3

           Consolidated Statements of Operations - For the three and nine months
           ended December 31, 2001 and 2000                                             4

           Consolidated Statements of Cash Flows - For the nine months ended
           December 31, 2001 and 2000                                                   5

           Notes to Consolidated Financial Statements                                   6


Item 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                          16

Item 3:    QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                                         23


PART II  OTHER INFORMATION

Item 1:    LEGAL PROCEEDINGS                                                            24

Item 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS                                    24

Item 6:    EXHIBITS AND REPORTS ON FORM 8-K                                             25

SIGNATURES


                            IGEN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           December 31, 2001     March 31,2001
                                                                           -----------------     -------------
ASSETS                                                                        (Unaudited)

CURRENT ASSETS:
Cash and cash equivalents                                                          $   5,884       $   4,872
Short term investments                                                                43,433          10,217
Accounts receivable, net                                                               9,114           5,863
Inventory                                                                              3,898           4,995
Other current assets                                                                   1,765           1,834
                                                                                   ---------       ---------
     Total current assets                                                             64,094          27,781
                                                                                   ---------       ---------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:                                                 21,456          18,106
Accumulated depreciation and amortization                                            (12,804)        (10,021)
                                                                                   ---------       ---------
     Equipment and leasehold improvements, net                                         8,652           8,085
                                                                                   ---------       ---------

NONCURRENT ASSETS:
Investment in and advances to affiliate                                                2,354               -
Restricted cash                                                                        2,864           2,120
Other                                                                                  1,001           1,147
                                                                                   ---------       ---------
     Total noncurrent assets                                                           6,219           3,267
                                                                                   ---------       ---------

TOTAL                                                                              $  78,965       $  39,133
                                                                                   =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                              $  13,914       $  13,170
Note payable                                                                           4,971           4,668
Deferred revenue                                                                         614             794
Obligations under capital leases                                                          57              53
                                                                                   ---------       ---------
     Total current liabilities                                                        19,556          18,685
                                                                                   ---------       ---------

NONCURRENT LIABILITIES:
Subordinated convertible debentures                                                   29,581          28,229
Note payable                                                                          19,374          23,142
Convertible preferred stock dividend payable                                           2,983           5,121
Other noncurrent liabilities                                                              12             329
                                                                                   ---------       ---------
     Total noncurrent liabilities                                                     51,950          56,821
                                                                                   ---------       ---------

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized,
   Issuable in Series: Series A, 600,000 shares designated, none issued; Series
   B, 25,000 designated, 8,500 and 18,200 shares issued and outstanding-
   liquidation value of  $8,500 and $18,200 plus accrued and unpaid dividends              1               1
Common stock: $0.001 par value, 50,000,000 shares authorized: 21,679,000 and
   17,261,400 shares issued and outstanding                                               22              17
Additional paid-in capital                                                           201,889         124,816
Stock notes receivable                                                                (3,710)         (3,710)
Accumulated deficit                                                                 (190,743)       (157,497)
                                                                                   ---------       ---------
     Total stockholders' equity (deficit)                                              7,459         (36,373)
                                                                                   ---------       ---------

TOTAL                                                                              $  78,965       $  39,133
                                                                                   =========       =========



                 See notes to consolidated financial statements

                            IGEN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED

                                                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                                      DECEMBER 31,           DECEMBER 31,
                                                                                    2001        2000        2001        2000
                                                                                --------    --------    --------    --------
REVENUES:
  Royalty income                                                                $  5,458    $  4,219    $ 16,554    $ 11,883
  Product sales                                                                    4,516       4,081      10,932       8,506
  Contract fees                                                                      450         200         593       2,255
                                                                                --------    --------    --------    --------
                                                                                  10,424       8,500      28,079      22,644
                                                                                --------    --------    --------    --------
OPERATING COSTS AND EXPENSES:
  Product costs                                                                    1,409       1,278       3,406       2,848
  Research and development                                                         6,397       7,640      20,756      19,931
  Selling, general and administrative                                              5,902       4,090      17,543      12,105
  Litigation costs-net                                                               900       3,300       8,812       7,221
                                                                                --------    --------    --------    --------
                                                                                  14,608      16,308      50,517      42,105
                                                                                --------    --------    --------    --------

LOSS FROM OPERATIONS                                                              (4,184)     (7,808)    (22,388)    (19,461)

OTHER EXPENSE-NET                                                                 (1,287)     (1,240)     (3,807)     (3,481)

EQUITY IN LOSS OF AFFILIATE                                                       (3,756)          -      (7,001)          -
                                                                                --------    --------    --------    --------

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE                                                                          (9,227)     (9,048)    (33,246)    (22,942)

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE                                                                               -      (6,995)          -      (6,995)
                                                                                --------    --------    --------    --------

NET LOSS                                                                          (9,227)    (16,043)    (33,246)    (29,937)

PREFERRED DIVIDENDS                                                                 (349)       (526)     (1,179)     (1,566)
                                                                                --------    --------    --------    --------

NET LOSS ATTRIBUTED TO COMMON
  SHAREHOLDERS                                                                  $ (9,576)   $(16,569)   $(34,425)   $(31,503)
                                                                                ========    ========    ========    ========

BASIC AND DILUTED NET LOSS
  PER COMMON SHARE:
Loss before cumulative effect of accounting
  change                                                                        $  (0.48)   $  (0.60)   $  (1.80)   $  (1.56)
Cumulative effect of accounting change                                                 -       (0.44)          -       (0.44)
                                                                                --------    --------    --------    --------

BASIC AND DILUTED NET LOSS PER
  COMMON SHARE                                                                  $  (0.48)   $  (1.04)   $  (1.80)   $  (2.00)
                                                                                ========    ========    ========    ========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING-BASIC AND DILUTED                                                  20,105      15,861      19,146      15,714
                                                                                ========    ========    ========    ========


                       See notes to consolidated financial statements

                            IGEN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                                      NINE MONTHS ENDED
                                                                                                         DECEMBER 31,
                                                                                                       2001        2000
                                                                                                   --------    --------

OPERATING ACTIVITIES:
Net loss                                                                                           $(33,246)   $(29,937)
Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization                                                                    3,133       2,761
     Amortization of detachable warrant and stock options                                             1,148       1,062
     Beneficial conversion feature of subordinated debentures                                             -       6,995
     Changes in assets and liabilities:
         Increase in accounts receivable                                                             (3,251)     (2,588)
         Decrease (increase) in inventory                                                             1,097      (1,011)
         Decrease in other current assets                                                                69         246
         (Decrease) increase in deferred revenue                                                       (453)        461
         Increase in accounts payable and accrued expenses                                            1,619       2,294
                                                                                                   --------    --------
                  Net cash used for operating activities                                            (29,884)    (19,717)
                                                                                                   --------    --------

INVESTING ACTIVITIES:
     Expenditures for equipment and leasehold improvements                                           (4,250)     (4,214)
     Investments in and advances to affiliate                                                        (1,454)          -
     Purchase of short-term investments                                                             (67,403)     (5,367)
     Sale and maturities of short-term investments                                                   34,187      34,939
                                                                                                   --------    --------
                  Net cash (used for) provided by investing activities                              (38,920)     25,358
                                                                                                   --------    --------

FINANCING ACTIVITIES:
     Issuance of common stock-net                                                                    77,382         158
     Payments on notes payable                                                                       (3,465)     (1,084)
     Preferred dividends paid                                                                        (3,317)     (1,179)
     Payments on capital lease obligations                                                              (40)        (57)
     Restricted cash                                                                                   (744)       (488)
                                                                                                   --------    --------
                  Net cash provided by (used for) financing activities                               69,816      (2,650)
                                                                                                   --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                             1,012       2,991

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                        4,872       3,172
                                                                                                   --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                           $  5,884    $  6,163
                                                                                                   ========    ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
  AND FINANCIAL ACTIVITIES:
     Accrued unpaid dividends                                                                      $  1,179    $  1,566
                                                                                                   ========    ========
     Common stock issued to pay accrued interest                                                   $    875    $      -
                                                                                                   ========    ========
     Common stock issued in exchange for notes receivable                                          $      -    $  3,710
                                                                                                   ========    ========
     Equipment and leasehold improvement contributed to affiliate                                  $    900    $      -
                                                                                                   ========    ========


                       See notes to consolidated financial statements

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.       BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements should be read together with the audited financial statements and notes for the year ended March 31, 2001 contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine-month periods ended December 31, 2001 and 2000, the Company's financial position at December 31, 2001 and the cash flows for the nine-month periods ended December 31, 2001 and 2000. The results of operations for the interim period are not necessarily indicative of the results of the entire year.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents and Short-Term Investments - Includes cash in banks, money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less. The Company has classified its short-term investments consisting of U.S. Government Obligations and Corporate Debt-Securities as "available for sale". These available for sale securities are accounted for at their fair value and unrealized gains and losses on these securities, if any, are reported as a separate component of stockholders' equity. The Company uses specific identification on computing realized gains and losses on sale of investments.

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

Restricted Cash - The Company has a debt service reserve of $1.7 million at December 31, 2001 that is restricted in use and held in trust as collateral(see
Note 4). In conjunction with the Roche Diagnostics (Roche) litigation, the Company has escrowed a total of $1.1 million related to Physician's Office Laboratory sales (see Note 8).

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory is recorded at the lower of cost or market using the first-in, first-out method and consists of the following (in thousands):

                           December 31, 2001    March 31, 2001
                           -----------------    --------------

Finished goods                     $  945               $1,028
Work in process                     1,681                1,912
Raw materials                       1,272                2,055
                                   ------               ------
Total                              $3,898               $4,995
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

Evaluation of Long-lived Assets - The Company evaluates the potential impairment of long-lived assets based upon projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Management believes no impairment of these assets exists as of December 31 and March 31, 2001, respectively.

Comprehensive Income - The Company has no significant elements of comprehensive income other than net loss.

Revenue Recognition - The Company derives revenue principally from three sources: product sales, royalty income and contract fees. Product sales revenue is generally recognized when contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. The Company accrues a provision for estimated sales returns and other allowances and deferrals, as a reduction of revenue at the time of revenue recognition. Royalty income is recorded when earned based on information provided by licensees. Revenue from services performed under contracts is recognized over the term of underlying customer contract or at the end of the contract, when obligations have been satisfied. For services performed on a time and material basis, revenue is recognized upon performance. Amounts received in advance of performance under contracts or commercialization agreements are recorded as deferred revenue until earned.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Loss Per Share - The Company uses Statement of Financial Accounting Standard
(SFAS) No. 128 "Earnings per Share" for the calculation of basic and diluted earnings per share. The Company's loss has been adjusted by dividends accumulated on the Company's Series B Convertible Preferred Stock.

Reclassifications - Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Standards - In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the impact of implementing SFAS 143.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No 30, "Reporting the Results of Operations, Reporting and Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal for a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. SFAS No 144 retains many of the provisions of SFAS No. 121 but addresses certain implementation issues associated with that Statement. The Company is currently evaluating the impact of implementing SFAS 144.

3.       EQUITY FINANCING

During the period from February to October 2001, the Company sold 3 million shares of common stock for approximately $55.4 million (including 1,999,025 shares for $42.9 million during the nine-months ended December 31, 2001), to Acqua Wellington North American Equities Fund LLC (Acqua) pursuant to an equity financing facility agreement. All shares of common stock sold to Acqua were registered under a shelf-registration statement and were sold at a 4.75-6% discount to the market at the time of sale. There were no commissions, warrants or other direct costs associated with these sales.

In December 2001, the Company entered into stock purchase and sale agreements with certain institutional investors for the private placement of the Company's common stock. Under the terms of these agreements, the Company sold 1,062,947 shares of its common stock for an aggregate sale price of $ 31.3 million. Pursuant to these agreements, these shares were subsequently registered for resale on a shelf-registration statement filed with the U.S. Securities and Exchange Commission. There were no commissions, warrants or other significant direct costs associated with these sales.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

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

Collateral for the debt is represented by royalty payments and rights of the Company to receive monies due pursuant to the Company's license agreement with Roche. Additional collateral is represented by a Restricted Cash account, which had a balance of $1.7 million at December 31, 2001. Covenants within the Note include compliance with annual and quarterly Royalty Payment Coverage Ratios, which are tied to royalty payments and debt service.

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

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

6.       INVESTMENT IN AFFILIATE

During August 2001, the Company entered into agreements with Meso Scale Technologies, LLC. ("MST") continuing Meso Scale Diagnostics, LLC. ("MSD"), a joint venture formed solely by the Company and MST in 1995. MSD was formed for the development and commercialization of products utilizing a proprietary combination of MST's multi-array technology together with ORIGEN and other technologies owned by the Company. MST is a company established and wholly-owned by the son of IGEN's Chief Executive Officer.

Under the amended agreements that were negotiated by an independent committee of the Company's Board of Directors, the Company holds a 31% voting equity interest in MSD, and is entitled to a preferred return on $28.6 million of the funds previously invested in MSD and on additional funds it invests. MST owns the remaining 69% of the voting equity interest in MSD. The Company agreed, subject to certain conditions, to fund the joint venture through its term, which runs to November 2003. The funding commitment for calender year 2002 is $21.5 million, subject to a permitted variance of fifteen percent. Thereafter, the funding commitment would be determined on the basis of an annual budget to be approved by a committee of the Company's Board of Directors. This funding commitment may be satisfied in part through in-kind contributions of scientific and administrative personnel and shared facilities.

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

In conjunction with the amended agreements and the progress made by MSD in the development of its products, the Company has determined that future contributions to MSD would be made based on the future investment benefit to be obtained by the Company. Therefore, the Company's share of MSD losses for the quarter and nine-months ended December 31, 2001 totaling $3.8 million and $7 million, respectively, were recorded as Equity in Loss of Affiliate. Prior to July 1, 2001, the Company accounted for its equity investments in MSD as research and development funding and accordingly, recorded all MSD investments as research and development expenses as incurred. At December 31, 2001, the Company's Investment in Affiliate totaled $2.4 million, which represents contributions to MSD, net of Equity on Loss of Affiliate, since the effective date of the amended agreements.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

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

Roche
-----

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

In its lawsuit, the Company alleged that Roche failed to perform certain material obligations under the Agreement, including development and commercialization of ORIGEN technology according to the contractual timetable; exploitation of the license to the extent contemplated by the parties; phase out of certain non-royalty-bearing product lines; exploitation of ORIGEN technology only within Roche's licensed fields; proper treatment of intellectual property rights regarding ORIGEN technology; maintenance of records essential to the computation of royalties; and proper computation and payment of royalties. In August 2000, the Company filed an Amended Complaint in the lawsuit asserting additional breach of contract claims and a claim for unfair competition.

On January 10, 2002, a jury issued its verdict in this litigation and found Roche liable to the Company for $105 million in compensatory damages and $400 million in punitive damages. The jury also confirmed the Company's rights to improvements under the license agreement, which includes Roche's Elecsys(R) 1010, 2010 and E170 lines of clinical diagnostic immunoassay analyzers, the tests developed for use on those systems, and Roche's nucleic acid amplification technology called PCR.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

The jury further concluded that Roche: violated its duty to the Company of good faith and fair dealing; engaged in unfair competition against the Company; and materially breached the license agreement. The jury's finding of material breach would permit the Company to terminate the agreement with Roche. Finally, the jury found in the Company's favor and against Roche on all of Roche's counterclaims, except for one in which the Company was ordered to pay $500,000.

The jury's decisions, including the Company's right to terminate the license agreement, would be effective once affirmed on appeal. During an appeal process, Roche continues to be obligated to pay royalties to the Company under the license. The Company has notified Roche that the license agreement will terminate upon the appellate court affirming the Company's right to do so.

In September 1998, a subsidiary of Ares-Serono ("Serono") filed a patent infringement claim against the Company, Roche and Organon Teknika in the U.S. District Court for the District of Delaware. The action claimed that Serono's patent "A Method of Assay Employing a Magnetic Electrode" was being infringed by the Company and its licensees. Subsequently, F. Hoffman LaRoche, Ltd., a member of the Roche family of companies, acquired the patent from Serono and continued in Serono's place to assert the infringement claim against the Company and Organon Teknika. A trial was held in Delaware on this matter during February 2001. During November 2001, the Company settled this patent infringement action. Under the terms of the settlement, Roche dismissed with prejudice all claims against the Company, paid the Company $5.7 million as reimbursement for legal fees incurred in the litigation and granted the Company a fully paid-up, perpetual, worldwide, non-exclusive license (with the right to grant sublicenses) to the patent in suit.

Hitachi
-------

In December 1997, IGEN International K.K., a Japanese subsidiary of the Company, filed a lawsuit in Tokyo District Court against Hitachi Ltd. ("Hitachi"). The lawsuit seeks to enjoin Hitachi from infringing a license registration (known in Japan as a "senyo-jisshi-ken") held by IGEN K.K. and Eisai Co., Ltd., a company to which IGEN has licensed ORIGEN technology rights. The lawsuit requests injunctive relief preventing Hitachi from manufacturing, using or selling the Elecsys 2010, which incorporates the Company's patented ORIGEN technology, in Japan. Hitachi is the sole manufacturer for Roche of the Elecsys 2010 immunoassay instrument. Roche is licensed to market the Elecsys 2010 worldwide, except in Japan, to central hospital laboratories and clinical reference laboratories. A hearing is scheduled in this litigation for May 2002 and a decision of the court may be issued thereafter.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Other Matters
-------------

In February 2001, Brown Simpson Strategic Growth Fund L.P., Brown Simpson Strategic Growth Fund, Ltd. and Brown Simpson Partners I (collectively "Brown Simpson")initiated a shareholder derivative lawsuit for and on behalf of the shareholders of the Company in the Circuit Court for Montgomery County, Maryland against four of the Company's current directors, two former directors, three executive officers and the Company as a nominal defendant. In the complaint, Brown Simpson, stating that it holds 100 shares of the Company's common stock, alleges breach of fiduciary duties by the named individual defendants in connection with transactions between the Company and other entities in which certain directors and officers are alleged to have an nterest, including the Meso Scale Diagnostics, LLC. joint venture.

In March 2001, a second shareholder derivative lawsuit was filed by Laurence Paskowitz in the Circuit Court for Montgomery County, Maryland, for and on behalf of the shareholders of the Company. The lawsuit names as defendants all of the Company's existing officers and directors, two former directors and the Company as a nominal defendant. The allegations and the relief sought in this complaint are substantially the same as those set forth in the complaint filed by Brown Simpson. The Complaint was later amended to add direct calaims against the defendants and to seek class action certification for those direct claims.

Both lawsuits seek principally the following: that the defendants hold in trust and be required to account for and restore to the Company damages that IGEN has allegedly sustained by reason of the allegations and relief relating to board and management composition. The Paskowitz complaint also seeks damages for a class of IGEN shareholders for the direct claims against the individual defendants. The complaints do not include any claims against the Company.

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

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

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

The Company and the individual defendants have filed motions to dismiss or, in the alternative, for summary judgment in both lawsuits. A hearing took place in December 2001 to address the Company's motion. Immediately prior to the hearing date, the Brown Simpson plaintiffs amended their complaint by adding a new plaintiff and by alleging the new plaintiff has been a shareholder of the Company since 1994.

At the December hearing, the Circuit Court held that: (i)the claims of Brown Simpson plaintiffs that were holders of convertible securities and not owners of the common stock are dismissed; (ii)any claims asserted by the Brown Simpson plaintiffs relating to transactions that took place prior to November 15, 2000 are barred; (iii) any claims asserted by the Paskowitz plantiff relating to transactions that took place prior to April 15, 2000 are barred; (iv)all direct claims asserted by Paskowitz would be dismissed. The Circuit Court did not address the claims asserted by the newly introduced plaintiff.

All of the claims asserted by the Brown Simpson plaintiffs relate to transactions that took place prior to November 15, 2000. All of the claims (except one relating to loans to executive officers for the exercise of stock options) asserted by Paskowitz relate to transactions that took place prior to April 15, 2000.

The Court granted the plaintiffs leave until February 1, 2002 to amend their complaints. None of the plaintiffs filed an amended complaint by that date and the Company has filed a renewed motion to dismiss and for summary judgment of all remaining claims based, in part, on the prior rulings of the Circuit Court. The Circuit Court has scheduled a new hearing for March 2002 to address the Company's pending motion to dismiss and for summary judgment.

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

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

The Company is involved, from time to time, in various other legal proceedings arising in the ordinary course of business. In the opinion of management, based on review with legal counsel, the Company does not believe that any such legal proceedings will have a material adverse impact on its financial position, results of operations or cash flows.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We have devoted substantial resources to the research and development of our proprietary technologies, primarily the ORIGEN(R) technology for the clinical diagnostic, life science and industrial markets. We currently derive a majority of our revenue from royalties received from licensees that develop and market certain ORIGEN-based systems. We also generate sales of our own products, particularly the M-Series(TM) System and related consumable reagents. We may selectively pursue additional strategic alliances, which could result in additional license fees or contract revenues. Since inception, we have incurred significant losses and, as of December 31, 2001, we had an accumulated deficit of $190 million. We expect to continue to incur substantial research and development, manufacturing and general and administrative costs associated with our operations. As a result, we will need to generate higher revenue to achieve profitability.

In addition to historical information, this document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to statements regarding the potential market and market growth for diagnostic products, potential impact of competitive products, the Company's expectations regarding the level of anticipated royalty and revenue growth in the future, the potential market for products in development, financing plans, the outcome of litigation, the Company's plans and objectives for future operations, assumptions underlying such plans and objectives, the need for and availability of additional capital and other forward-looking statements included in this document. The words "may", "should", "could", "will", "expect", "intend", "estimate", "anticipate", "believe", "plan" and similar expressions have been used in this document to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Such statements are based on management's current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. In particular, careful consideration should be given to the cautionary statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to the risks and uncertainties detailed in the Company's Annual Report on Form 10-K for the year ended March 31, 2001 and in the final prospectus dated February 7, 2002, previously filed with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update these forward-looking statements.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

THE QUARTER AND NINE MONTHS IN REVIEW

REVENUE. Total revenue for the quarter and nine-months ended December 31, 2001 were $10.4 million and $28.1 million, respectively. This represents increases of $1.9 million (23%) and $5.4 million (24%), respectively, when compared with the same prior year periods. The growth in revenue was due to increases in royalty income and product sales.

Royalty income was $5.5 million and $16.6 million during the quarter and nine-months ended December 31, 2001, an increase of 29% and 39%, respectively, over the same prior year periods. Royalties from Roche represent approximately $5.2 million (95%) and $15.7 million (95%) of the total royalty income for the current quarter and nine-month period, respectively, compared to $4 million (94%) and $11.2 million (94%) in the comparable prior year periods. These increases were attributable to higher Roche sales of its Elecsys product line, which is based on IGEN's ORIGEN technology that was licensed to Roche under a 1992 license agreement. The Company is involved in litigation with Roche arising out of this agreement. One of the disputes in the litigation relates to Roche's computation of royalties to which the Company believes it is entitled under the agreement. See Note 8 of Notes to Consolidated Financial Statements.

Product sales were $4.5 million and $10.9 million, respectively, during the quarter and first nine-months of the current year, which represent increases of 11% and 29%, respectively, over the prior year's product sales of $4.1 million and $8.5 million, for the same respective periods. This growth in product sales was led by increased shipments of the M-SERIES line of instrumentation and consumable products, as well as revenue generated from the sale of clinical diagnostic tests to physician office laboratory (POL) customers in the United States. We began serving these POL customers in June 2000 when Roche transferred the customers in order to comply with a court ordered preliminary injunction.

Contract fees were $450,000 in the current quarter and $593,000 for the first nine-months of the current year. This compares to $200,000 and $2.3 million, respectively, for the same prior year periods. The current year fees related primarily to work completed in conjunction with the development of assays for Roche. The prior year's contract fees were primarily from a non-recurring amount received in connection with our alliance with Bayer Diagnostics.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS (continued)

OPERATING COSTS AND EXPENSES. Product costs were $1.4 million (31% of product sales) and $3.4 million (31% of product sales) for the quarter and nine-months ended December 31, 2001. This compares with product costs of $1.3 million (31% of product sales) and $2.8 million (34% of product sales) for the quarter and nine-months ended December 31, 2000. The higher prior year product costs are attributable to the M-SERIES retrofit program instituted during the quarter ended September 30, 2000, which upgraded the M-8 analyzers in the field with new software and hardware components.

Research and development expenses were $6.4 million and $20.8 million for the quarter and first nine-months of the current year. This represents a decrease of approximately $1.2 million from the $7.6 million incurred in the same quarter last year while increasing $825,000 when compared to the same nine-month period last year. For the quarter ended December 31, 2001, the decrease is attributable to contributions of $3.8 million related to the amended (August, 2001) Meso Scale Diagnostics ("MSD") joint venture being classified as Equity in Loss of Affiliate (see "Equity in Loss of Affiliate" below). In periods prior to June 30, 2001, contributions to MSD were classified as a research and development cost. Including all MSD related costs, research and development expense would have increased by $2.5 million (33%) and $7.8 million (39%) in the current quarter and first nine-months of the current year when compared with the same prior year periods. These increases were due to ongoing development costs and product enhancements associated with the M-SERIES family of products, development of new assays for the life science market, R&D of new systems and technologies, including hospital point-of-care products and costs associated with MSD.

Selling, general and administrative expenses were $5.9 million and $17.5 million in the third quarter and first nine-months of fiscal 2002, which represent increases of $1.8 million (44%) and $5.4 million (45%) over the same prior year periods. These increases were primarily attributable to higher selling, marketing and customer support costs as well as legal and other expenses associated with the amendment and extension of the MSD joint venture.

Costs related to our litigation with Roche were offset by a settlement payment the Company received during the current quarter from Roche. Under the terms of the settlement, Roche dismissed, with prejudice, all claims against the Company, reimbursed the Company for the legal fees the Company incurred in defending this Delaware litigation which total approximately $5.7 million and granted the Company a fully paid-up, perpetual, worldwide, non-exclusive license (with the right to sublicense) under the patent in suit. Absent this settlement, costs related to our litigation with Roche increased to $6.6 million and $14.5 million for the quarter and nine-months ended December 31, 2001 from $3.3 million and $7.2 million in the same prior year periods. The increases are attributable to expanded activities in several areas, including pre-trial motions and the preparation and conduct of the trial that began on October 23, 2001 and was concluded on January 10, 2002. The increased litigation costs also included financial and legal advisory fees associated with settlement discussions with Roche.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OTHER EXPENSE. Other expense, net of interest income was $1.3 million for the quarters ended December 31, 2001 and 2000. In the first nine-months of the current year, other expense increased to $3.8 million from $3.5 million in the same prior year period due to lower cash balances (and lower interest income) during the first quarter of the current year.

EQUITY IN LOSS OF AFFILIATE. During August 2001, the Company entered into agreements with Meso Scale Technologies, LLC. ("MST") continuing Meso Scale Diagnostics, LLC. ("MSD"), a joint venture formed solely by the Company and MST in 1995. MSD was formed for the development and commercialization of products utilizing a proprietary combination of MST's multi-array technology together with ORIGEN and other technologies owned by the Company. In conjunction with the amended agreements and the progress made by MSD in the development of its products, the Company has determined that future contributions to MSD would be made based on the future investment benefit to be obtained by the Company. Therefore, the Company's share of MSD losses for the quarter and nine-months ended December 31, 2001 totaled $3.8 million and $7 million, were recorded as Equity in Loss of Affiliate. Prior to July 1, 2001, the Company accounted for its equity investments in MSD as research and development funding and accordingly, recorded all MSD investments as research and development expenses as incurred.

NET LOSS. The net loss for the current quarter was $9.2 million ($0.48 per common share, after consideration of the effect of preferred dividends) compared to a net loss of $16 million ($1.04 per common share, after consideration of the effect of preferred dividends) in the same prior year quarter. The net loss for the nine-months ended December 31, 2001 was $33.2 million ($1.80 per common share, after consideration of the effect of preferred dividends) compared to a net loss of $29.9 million ($2.00 per common share, after consideration of the effect of preferred dividends) for the nine-months ended December 31, 2000. The losses in the prior year comparable periods included a one-time, non-cash charge of $7 million ($0.44 per share) to record the cumulative effect of an accounting change which was adopted in accordance with the Financial Accounting Standards Board's Emerging Issue Task Force.

Results of operations in the future are likely to fluctuate substantially from quarter to quarter as a result of various factors, which include the volume and timing of orders for M-SERIES or other products; the timing of instrument deliveries and installations; variations in revenue recognized from royalties and other contract revenues; whether POL customers renew contracts; whether Roche will continue to supply service and assays to POL customers; the mix of products sold; whether instruments are sold to or placed with customers; the timing of the introduction of new products; competitors' introduction of new products; variations in expenses incurred in connection with the operation of the business, including legal fees, research and development costs and sales and marketing costs; equity in losses of affiliate; manufacturing capabilities; and the volume and timing of product returns and warranty claims.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company has experienced significant operating losses each year since inception and expects those losses to continue. Losses have resulted from a combination of lower royalty revenue than the Company believes it is entitled to under the License Agreement with Roche, costs incurred in research and development, Roche litigation costs, selling costs and other general and administrative costs. The Company expects to incur additional operating losses as a result of increases in expenses for manufacturing, marketing and sales capabilities, research and product development, general and administrative costs and equity in losses of affiliate, offset in part by lower Roche litigation costs beginning in the fourth quarter of fiscal 2002. The Company's ability to become profitable in the future will depend, among other things, on its ability to expand the commercialization of existing products; introduce new products into the market; develop marketing, sales and distribution capabilities cost-effectively; and complete new business arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Through December 31, 2001, the Company has financed operations through the sale of Preferred and Common Stock, aggregating approximately $178 million; the placement of a $30 million debt financing with John Hancock Life Insurance Company in March 1999; and a $35 million private placement of subordinated convertible debentures in January 2000. Under the Hancock financing, the Company is obligated to make quarterly principal and interest payments of $1.7 million through March 2006. Under the subordinated convertible debentures, unless and until the holders of the debentures convert their debentures into common stock, the Company will be required to make semi-annual interest payments of $875,000 through January 2005. Interest payments may be made in cash or an equivalent value of common stock. In addition, the Company has received funds from collaborative research and licensing agreements, sales of its ORIGEN-based line of products and royalties from product sales by licensees.

During the period from February to October 2001, the Company sold 3 million shares of common stock for approximately $55.4 million (including 1,999,025 shares for $42.9 million during the nine-months ended December 31, 2001), to Acqua Wellington North American Equities Fund LLC ("Acqua") pursuant to an equity financing facility agreement. All shares of common stock sold to Acqua were registered under a shelf-registration statement and were sold at a 4.75-6% discount to the market at the time of sale. There were no commissions, warrants or other direct costs associated with these sales.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In December 2001, the Company entered into stock purchase and sale agreements with certain institutional investors for the private placement of the Company's common stock. Under the terms of these agreements, the Company sold 1,062,947 shares of its common stock for an aggregate sale price of $31.3 million. Pursuant to these agreements, these shares were subsequently registered for resale on a shelf-registration statement filed with the U.S. Securities and Exchange Commission. There were no commissions, warrants or other significant direct costs associated with these sales.

As of December 31, 2001, the Company had $49.3 million in cash, cash equivalents and short-term investments with working capital of $44.5 million.

Cash used in operations increased to $29.9 million for the nine-months ended December 31, 2001, as compared to $19.7 million for the corresponding prior year period, primarily due to a higher loss before accounting change.

The Company used approximately $4.3 million and $4.2 million of cash for the acquisition of equipment and leasehold improvements during the nine-months ended December 31, 2001 and 2000, respectively. The Company believes material commitments for capital expenditures may be required in a variety of areas, such as product development programs. The Company has not, at this time, made commitments for any such capital expenditure or secured additional sources to fund such commitments.

For fiscal 2002, future minimum lease payments for which the Company is obligated under capital lease agreements approximate $66,000 (including interest) while facility and equipment operating lease commitments approximate $2.5 million.

During August 2001, the Company entered into agreements with MST continuing MSD, a joint venture formed solely by the Company and MST in 1995. Under the terms of the joint venture agreement, the Company agreed, subject to certain conditions, to fund the joint venture through November 2003. This funding commitment may be satisfied in part through in-kind contributions of scientific and administrative personnel and shared facilities. The funding commitment for calender year 2002 is $21.5 million, subject to permitted variance of fifteen percent. Thereafter, the funding commitment would be determined on the basis of an annual budget to be approved by a committee of the Company's Board of Directors. Should no budget be approved, the Company would be required to provide transitional funding for an additional six months, and MSD and MST have the right to terminate the joint venture, unless the budget calls for funding that exceeds 110% of the prior twelve months funding and the Board of Directors makes a reasonable good faith determination for the rejection.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

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

The Company needs substantial amounts of money to fund operations. In this regard, the Company from time to time has discussions with third parties, including multinational corporations, regarding various business arrangements including distribution, marketing, research and development, joint venture and other business agreements, which could provide for substantial up-front fees or payments. Further, the Company is considering and evaluating the advisability and feasibility of a variety of financing alternatives, which could be completed in the near term, including issuance of additional debt or equity securities. There can be no assurance that the Company will successfully complete any of the foregoing arrangements and access to funds could be adversely impacted by many factors, including the results of pending litigation, the volatility of the price of the Company's common stock, continuing losses from operations and other factors. The Company believes that existing capital resources, together with revenue from product sales, royalties and contract fees will be adequate to fund operations through calendar year 2002. If the Company is unable to raise additional capital, we may have to scale back, or even eliminate, some programs. Alternatively, the Company may consider pursuing arrangements with other companies, such as granting licenses or entering into joint ventures, on terms and conditions that may not be favorable to it.

Roche has the right to continue to market its Elecsys products within its licensed field until the Company's right to terminate the Agreements is affirmed on appeal. In connection with the litigation with Roche, the Company has notified Roche that the license agreement will terminate upon the appellate court affirming the Company's right to do so. Termination of the license agreement would have a material adverse effect on the Company's royalty revenue unless, and until, the Company entered into a strategic partnership with another company that is able to develop and commercialize diagnostic instruments within the field presently licensed to Roche. There can be no assurance that the Company would be able to enter into such a strategic partnership on favorable terms, if at all.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A hearing is scheduled in the Hitachi litigation for May 2002, following which a decision by the Japanese court may be issued. The Company does not expect that failure to prevail in the Hitachi litigation by itself would have a material adverse effect on the Company's revenue or sales, because Hitachi would continue to manufacture Roche instruments and the Company would continue to earn royalties in connection with Roche sales. There can be no assurance that the Hitachi litigation would not have a material adverse effect on the Company's intellectual property, regardless of whether the outcome of the litigation is favorable. Success by the Company in the Hitachi litigation could have a material adverse effect on the Company's royalty revenues from sales of Elecsys products to the extent that Roche's sales of Elecsys instruments are hindered because it needs to find a new manufacturer for its instruments or make arrangements to have Hitachi manufacture the instruments outside of Japan.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the nine-months ending December 31, 2001 does not differ materially from that discussed under Item 7A of the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001


PART II           OTHER INFORMATION

ITEM 1:           LEGAL PROCEEDINGS

                  The information required under this item is incorporated herein by reference to Part I, Item 1 - Note 8 of Notes to Consolidated Financial Statements.

ITEM 2:           CHANGES IN SECURITIES AND USE OF PROCEEDS

In December 2001, the Company entered into purchase agreements with Acqua Wellington Private Placement Fund, Ltd., Acqua Wellington Opportunity I Limited, and Brown Simpson Partners I, Ltd. for the private placement of the Company's common stock. Under the terms of these agreements, the Company sold an aggregate of 1,062,987 shares of its common stock for an aggregate sales price of $31.3 million. The Company sold the shares of common stock pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(2) and/or Regulation D promulgated thereunder, which exemption was supported, by representations and warranties provided by the institutional investors, the number of purchasers, the size of the offering, the nature of the investors, restrictive legends placed on the shares of common stock issued in the transactions, the absence of general solicitation or advertising, the filing of appropriate forms with state and federal securities regulatory authorities, among other things. As required by the purchase agreements, the shares of common stock were subsequently registered for resale on a shelf-registration statement filed with the U.S. Securities and Exchange Commission. There were no commissions, warrants or other direct costs associated with these sales.

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10.1 Indemnification Agreement, dated as of October 26, 2001 between the Company and Jacob Wohlstadter.Filed herewith. *

         10.2     Termination Protection Program. Filed herewith.*

        *denotes compensatory plan or arrangement

(b)     The Company filed reports on Form 8-K under Item 5, Other
        Events on December 19, 2001 and January 11, 2002.

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            IGEN International, Inc.



Date:         February 13, 2002             /s/ George V. Migausky
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