Form 10-K/A
period 2002-03-31
IGEN INTERNATIONAL INC /DE
filed 2002-07-17
CIK 916304

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

IGEN International, Inc., hereby amends Part I, Item 1 (Business) and Part IV,
Item 14(c)(Exhibits) of its Annual Report on Form 10-K for the year ended March 31, 2002 to include corrected information and Exhibit 23.2 (Consent of Deloitte & Touche LLP).

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

If we are unable to raise additional capital, we may have to scale back, or even eliminate, some programs. Alternatively, we may have to consider pursuing arrangements with other companies, which may not be on terms favorable to us.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (c) Exhibits. The Exhibits filed as part of this Form 10-K are listed on and incorporated by reference to the Exhibit Index immediatly following the Signature page on this Form 10-K.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                IGEN International, Inc.

July 17, 2002                                   By:/s/ Samuel J. Wohlstadter
                                                   ------------------------
                                                   Samuel J. Wohlstadter
                                                   Chief Executive Officer

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

10.37(17) Common Stock Purchase Agreement between IGEN International, Inc. and
          Acqua Wellington Private Placement Fund, Ltd. dated December 17, 2001.

10.38(17) Common Stock Purchase Agreement between IGEN International, Inc. and
          Acqua Wellington Opportunity I Limited dated December 17, 2001.

10.39(17) Registration Rights Agreement between IGEN International, Inc. and
          Acqua Wellington Private Placement Fund, Ltd. dated December 17, 2001.

10.40(17) Registration Rights Agreement between IGEN International, Inc. and
          Acqua Wellington Opportunity I Limited dated December 17, 2001.

10.41(22) Common Stock Purchase Agreement between IGEN International, Inc. and
          Brown Simpson Partners I, Ltd. dated December 26, 2001.

10.42(22) Registration Rights Agreement between IGEN International, Inc. and
          Brown Simpson Partners I, Ltd. dated December 26, 2001.

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

10.46(21) Registration Rights Agreement between IGEN International, Inc. and
          Acqua Wellington Opportunity I Limited dated March 8, 2002.

10.47(14+)Amended 1994 Non-Employee Directors' Stock Option Plan dated June 6,
          2001.

10.48(19+)Termination Protection Program.

10.49(20) Final Order of Judgment issued in IGEN International, Inc. v. Roche
          Diagnostics GmbH dated February 15, 2002.

99.1(23) Meso Scale Diagnostics LLC.(A Development Stage Company), Financial Statements at December 31, 2001 and 2000, and for the Three Years Ended December 31, 2001, and for the period November 30, 1995 (Inception) Through December 31, 2001, and Independent Auditors' Report.

23.1(23)  Consent of Deloitte & Touche LLP.

23.2      Consent of Deloitte & Touche LLP.  Filed herewith.
------------------------------------------------------------
------------------------------------------------------------

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

     (20) Previously filed as an exhibit to the Company's Form 8-K on February 20, 2002.

     (21) Previously filed as an exhibit to the Company's Form 8-K on March 15, 2002.

     (22) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-76760).

     (23) Previously filed an an exhibit to the Company's Form 10-K for the fiscal year ended March 31, 2002.