Form 10-Q
period 2002-09-30
IGEN INTERNATIONAL INC /DE
filed 2002-11-14
CIK 916304

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                      For Quarter Ended September 30, 2002

                         Commission File Number 0-23252

                            IGEN INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                      94-2852543
               ---------                                    -----------
        (State or other jurisdiction                       (IRS Employer
         incorporation or organization)                  Identification No.)



                 16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD 20877
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  301-869-9800
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at October 30, 2002
             -----                              -------------------------------

Common Stock, $0.001 par value                           23,729,852

                            IGEN INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

                                                                                       PAGE

PART I   FINANCIAL INFORMATION

Item 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets - September 30, 2002 and
         March 31, 2002                                                                  1
         Condensed Consolidated Statements of Operations - For the three and six
         months ended September 30, 2002 and 2001                                        2
         Condensed Consolidated Statements of Cash Flows - For the six months
         ended September 30, 2002 and 2001                                               3

         Notes to Condensed Consolidated Financial Statements                            4

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                            13

Item 3:  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK                                                                           23

Item 4:  CONTROLS AND PROCEDURES                                                        23

PART II  OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS                                                              24

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            24

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K                                               25

SIGNATURES                                                                              25

CERTIFICATIONS                                                                          26

                            IGEN INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     September 30, 2002    March 31, 2002
                                                                                     ------------------    --------------
ASSETS                                                                                  (Unaudited)
------

CURRENT ASSETS:
Cash and cash equivalents                                                                    $  28,837          $  69,541
Short-term investments                                                                          20,493              5,278
Accounts receivable, net                                                                        12,055              9,865
Inventory                                                                                        5,051              4,491
Other current assets                                                                             1,659              1,683
                                                                                             ---------          ---------
Total current assets                                                                            68,095             90,858

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                                        5,739              6,429

OTHER NONCURRENT ASSETS:
Investment in affiliate                                                                          7,578              6,243
Restricted cash                                                                                  1,721              1,721
Other                                                                                              829                947
                                                                                             ---------          ---------
TOTAL                                                                                        $  83,962          $ 106,198
                                                                                             =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                        $   7,162          $  10,731
Current portion of note payable                                                                  5,295              5,077
Convertible preferred stock dividends payable                                                        -              3,205
Current portion of deferred revenue                                                                396                418
Obligations under capital leases                                                                    27                 56
                                                                                             ---------          ---------
Total current liabilities                                                                       12,880             19,487
                                                                                             ---------          ---------

NONCURRENT LIABILITIES:
Note payable                                                                                    15,361             18,064
Subordinated convertible debentures                                                             30,933             30,032
Deferred revenue                                                                                    63                 96
                                                                                             ---------          ---------
Total noncurrent liabilities                                                                    46,357             48,192
                                                                                             ---------          ---------

COMMITMENTS AND CONTINGENCIES                                                                        -                  -

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in Series: Series A, 600,000 shares designated, none issued;
   Series B, 25,000 designated, none and 8,500 shares issued and outstanding -
   liquidation value of $0 and $8,500 plus accrued and unpaid dividends                              -                  1
Common stock: $0.001 par value, 50,000,000 shares authorized: 23,729,802 and
  23,064,392 shares issued and outstanding                                                          24                 23
Additional paid in capital                                                                     242,489            242,228
Stock notes receivable                                                                          (2,061)            (3,710)
Accumulated deficit                                                                           (215,727)          (200,023)
                                                                                             ---------          ---------
Total stockholders' equity                                                                      24,725             38,519
                                                                                             ---------          ---------
TOTAL                                                                                        $  83,962          $ 106,198
                                                                                             =========          =========

            See notes to condensed consolidated financial statements.

                            IGEN INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED

                                                                                   Three months ended      Six months ended
                                                                                      September 30,           September 30,
                                                                                    2002        2001        2002        2001
                                                                                    ----        ----        ----        ----
REVENUES:
   Royalty income                                                               $  8,428    $  5,772    $ 16,535    $ 11,096
   Product sales                                                                   4,698       3,624       8,290       6,416
   Contract fees                                                                     299           -         599         143
                                                                                --------    --------    --------    --------
     Total                                                                        13,425       9,396      25,424      17,655
                                                                                --------    --------    --------    --------

OPERATING COSTS AND EXPENSES:
   Product costs                                                                   2,213       1,372       3,545       2,270
   Research and development                                                        6,339       5,977      12,107      14,206
   Selling, general and administrative                                             6,319       6,025      12,253      11,520
   Litigation related costs                                                          885       3,658       2,026       7,913
                                                                                --------    --------    --------    --------
     Total                                                                        15,756      17,032      29,931      35,909
                                                                                --------    --------    --------    --------

LOSS FROM OPERATIONS                                                              (2,331)     (7,636)     (4,507)    (18,254)
                                                                                --------    --------    --------    --------

OTHER (EXPENSE) INCOME:
   Interest expense                                                               (1,444)     (1,528)     (2,861)     (3,083)
   Other income, net                                                                 465         306       1,119         563
                                                                                --------    --------    --------    --------
     Total                                                                          (979)     (1,222)     (1,742)     (2,520)

EQUITY IN LOSS OF AFFILIATE                                                       (5,032)     (3,245)     (9,455)     (3,245)
                                                                                --------    --------    --------    --------

NET LOSS                                                                          (8,342)    (12,103)    (15,704)    (24,019)

PREFERRED DIVIDENDS                                                                   (3)       (412)       (201)       (830)
                                                                                --------    --------    --------    --------

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS                                      $ (8,345)   $(12,515)   $(15,905)   $(24,849)
                                                                                ========    ========    ========    ========

BASIC AND DILUTED NET LOSS PER COMMON SHARE                                     $  (0.35)   $  (0.64)   $  (0.68)   $  (1.33)
                                                                                ========    ========    ========    ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-
BASIC AND DILUTED                                                                 23,717      19,428      23,373      18,659
                                                                                ========    ========    ========    ========

            See notes to condensed consolidated financial statements.

                            IGEN INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                                Six months ended
                                                                                                  September 30,
                                                                                             2002              2001
                                                                                             ----              ----
OPERATING ACTIVITIES
Net loss                                                                                $ (15,704)        $ (24,019)
Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation and amortization                                                            2,550             2,013
   Equity in loss of affiliate                                                              9,455             3,245
   Amortization of detachable warrant value                                                   700               700
   Expense related to stock options                                                           184                32
   Changes in assets and liabilities:
       Increase in accounts receivable                                                     (2,190)           (2,032)
       (Increase) decrease in inventory                                                       (66)              304
       Decrease in other current assets                                                        24               197
       Increase in restricted cash                                                              -              (525)
       Increase in other long-term assets                                                     (10)                -
       (Decrease) increase in accounts payable and accrued expenses                        (3,569)               42
       Decrease in deferred revenue                                                           (55)             (354)
                                                                                         --------          --------
               Net cash used for operating activities                                      (8,681)          (20,397)
                                                                                         --------          --------

INVESTING ACTIVITIES:
Expenditures for equipment and leasehold improvements                                      (2,025)           (2,807)
Investments in affiliate                                                                  (10,790)           (5,710)
Purchase of short-term investments                                                        (19,311)                -
Maturities of short-term investments                                                        2,900                 -
Sales of short-term investments                                                             1,056                 -
                                                                                         --------          --------
Net cash used for investing activities                                                    (28,170)           (8,517)
                                                                                         --------          --------

FINANCING ACTIVITIES:
Issuance of common stock, net                                                                 418            37,890
Payments on notes payable and capital lease obligations                                    (2,514)           (2,312)
Principal collected on note receivable                                                      1,649                 -
Preferred stock dividends paid                                                             (3,406)                -
                                                                                         --------          --------
Net cash (used for) provided by financing activities                                       (3,853)           35,578
                                                                                         --------          --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (40,704)            6,664

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             69,541            15,089
                                                                                         --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $ 28,837          $ 21,753
                                                                                         ========          ========
SUPPLEMENTAL DISCLOSURES:
Cash payments of interest                                                                $  1,836          $  1,158
                                                                                         ========          ========
Accrued preferred dividends                                                              $    201          $    830
                                                                                         ========          ========

             See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of IGEN International, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements should be read together with the audited financial statements and notes for the year ended March 31, 2002 contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended September 30, 2002 and 2001, the Company's financial position at September 30, 2002 and the cash flows for the six month periods ended September 30, 2002 and 2001. The results of operations for the interim period are not necessarily indicative of the results of the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents- Cash and cash equivalents include cash in banks, money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less.

Short-Term Investments - Short-term investments consist primarily of corporate debt-securities that are classified as "available for sale." These "available for sale" securities, which are all due within one year, are accounted for at their fair value and unrealized gains and losses on these securities, if any, are reported as a component of stockholders' equity. As of September 30, 2002, the Company had unrealized losses on "available for sale" securities of approximately $140,000. This amount is included in comprehensive income and has been recorded within additional paid-in capital in the accompanying condensed consolidated balance sheets. The Company uses the specific identification method in computing realized gains and losses on the sale of investments which are included in results of operations as generated.

Concentration of Credit Risk - The Company has invested its excess cash generally in securities of the U.S. Treasury, money market funds, certificates of deposit and corporate bonds. The Company invests its excess cash in accordance with a policy objective that seeks to ensure both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on their terms and concentrations by type and issuer. The Company has not experienced any losses on its investments due to concentration of credit risk.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (unaudited)

Restricted Cash -The Company has a debt service reserve of approximately $1.7 million that is restricted in use and held in trust as collateral (see Note 4).

Inventory - Inventory is recorded at the lower of cost or market using the first-in, first-out method and consists of the following:

(in thousands)   September 30, 2002             March 31, 2002
--------------------------------------------------------------

Finished Goods           $   2,368                $     2,070
Work in process              1,510                      1,149
Raw materials                1,173                      1,272
                        ----------               ------------
                         $   5,051               $      4,491
                         =========               ============

Equipment and Leasehold Improvements - Equipment and leasehold improvements are carried at cost. Depreciation on equipment and furniture is computed over the estimated useful lives of the assets, generally three to five years, using straight-line or accelerated methods. Leasehold improvements are amortized on a straight-line basis over the life of the lease.

Equipment and leasehold improvements consist of the following:

(in thousands)                 September 30, 2002       March 31, 2002
----------------------------------------------------------------------------

Lab instruments and equipment            $  8,414             $  7,761
Office furniture and equipment              8,095                7,492
Leasehold improvements                      2,970                2,864
                                         --------             --------
                                           19,479               18,117
Accumulated depreciation
and amortization                          (13,740)             (11,688)
                                         --------             --------
                                         $  5,739             $  6,429
                                         ========             ========

Capitalized Software Costs - Software development costs incurred subsequent to the establishment of technological feasibility are capitalized in accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Through September 30, 2002, software development has been substantially completed concurrently with the establishment of technological feasibility, and accordingly, no costs have been capitalized to date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (unaudited)

Evaluation of Long-Lived Assets - The Company evaluates the potential impairment of long-lived assets based upon projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Management believes no impairment of these assets exists as of September 30, 2002.

Warranty Costs - The Company generally warrants its products against defects in materials and workmanship for one year after sale and provides for estimated future warranty costs at the time revenue is recognized. At September 30, 2002, accrued product warranty costs totaled $250,000 and are included in accrued expenses.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (unaudited)

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

New Accounting Standards - In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has elected early adoption of this pronouncement and it was implemented as of April 1, 2002. This implementation of SFAS No. 143 did not have a material effect on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" (SFAS No. 144) which supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations, Reporting and Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal for a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 retains many of the provisions of SFAS No. 121 but addresses certain implementation issues associated with that Statement. The Company adopted SFAS No. 144 as of April 1, 2002 and implementation did not have a material effect on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified as other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. SFAS No. 145 will not have a material effect on the Company's financial position or results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (unaudited)

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position or results of operations.

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

Under the amended agreements that were negotiated by an independent committee of the Company's Board of Directors, the Company holds a 31% voting equity interest in MSD. It also owns 100% of the non-voting equity interest in MSD and is entitled to a preferred return on $47.2 million of the funds previously invested in MSD through September 30, 2002 and on additional funds it invests thereafter. This preferred return would be payable out of a portion of both future profits and certain third-party financings, before any payments are made to other equity holders. MST owns the remaining 69% of the voting equity interest in MSD. The Company agreed, subject to certain conditions, to fund the joint venture through November 2003.

During the 2002 calendar year, the Company agreed to fund MSD in the amount of $21.5 million, subject to a permitted variance of fifteen percent. As of September 30, 2002, the Company has satisfied $16.1 million of this funding commitment. The 2003 calendar year funding commitment would be based on an annual budget to be approved by a committee of the Company's Board of Directors. The funding commitment may be satisfied in part through in-kind contributions of scientific and administrative personnel and shared facilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (unaudited)

If the 2003 budget is not approved by the Company's Board of Directors, it would be required to provide transitional funding for an additional six months, estimated to be approximately $11.8 million, and under certain conditions, MSD and MST have the right to terminate the joint venture and purchase the Company's interest in MSD at fair market value less certain discounts.

MST and MSD have the right to terminate the joint venture prior to November 2003 under certain circumstances, including a change in control of the Company, as defined. Upon termination, expiration or non-renewal of the joint venture agreement, MSD and MST have the right to purchase the Company's interest in MSD at fair market value less certain discounts.

Since inception of the joint venture, the Company has utilized the equity method to account for the investment. In conjunction with the amended agreements and the progress made by MSD in the development of its products, the Company has determined that future contributions to MSD would be made based on the future investment benefit to be obtained by the Company. Therefore, the Company's share of MSD losses, since July 1, 2001, have been recorded as Equity in Loss of Affiliate. Prior to this date, the Company accounted for its equity investments in MSD as research and development funding and accordingly, recorded all MSD investments as research and development expenses as incurred. These research and development expenses totaled $2.4 million during the three months ended June 30, 2001.

4. NOTE PAYABLE

In March 1999, the Company entered into a debt financing with John Hancock Mutual Life Insurance Company under a Note Purchase Agreement from which the Company received $30 million. The 8.5% Senior Secured Notes mature in March 2006. The Company is required to make quarterly principal and interest payments of $1.7 million in each fiscal year through March 2006.

Collateral for the debt is represented by royalty payments and rights of the Company to receive monies due pursuant to the Company's license agreement with Roche. Additional collateral is represented by a Restricted Cash account, which had a balance of $1.7 million at September 30, 2002. Loan covenants include compliance with annual and quarterly Royalty Payment Coverage Ratios which are tied to royalty payments and debt service.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As part of this financing, the Company also issued detachable warrants to purchase 282,258 shares of common stock with an exercise price of $31 per share. Using the Black-Scholes model and the relative fair value of the warrants and the debentures at the time of issuance, these warrants were valued at approximately $7.0 million. The detachable warrant value has been recorded as a reduction of the face value of the convertible debentures. Costs associated with placing the debentures totaling $1.9 million were deferred and have been netted against the recorded convertible debenture balance. The convertible debenture discount consisting of the warrant value and debt issuance costs is being amortized over the five-year life of the debentures. All warrants remain outstanding as of September 30, 2002.

6. STOCKHOLDERS' EQUITY

In 1997, the Company issued 25,000 shares of Series B Convertible Preferred Stock (Series B) with a stated value of $1,000 per share which were convertible into shares of Common Stock of the Company at a rate of $13.96 per share. On July 9, 2002, the Company redeemed all previously unconverted Series B shares for their liquidation value. During the six months ended September 30, 2002, 8,500 shares of Series B were converted into 608,880 shares of Common Stock and dividends totaling $3.4 million were paid to Series B holders in connection with these conversions. There are no remaining Series B shares outstanding and all Series B dividend obligations have been satisfied. The Series B dividend payable balance at March 31, 2002 has been reclassified to current liabilities in the accompanying condensed consolidated balance sheets.

In connection with the exercise of stock options by officers in July 2000, the Company granted loans in the principal amounts of $3.7 million, maturing in July 2007. The loans are 6.62% simple interest (paid annually), full recourse loans against all assets of the borrowers, collateralized by the pledge of shares of the Company's common stock owned by the borrowers. In September 2002, one loan totaling $1.6 million was fully repaid, with interest.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (unaudited)

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

The judgment bars Roche from marketing, selling, placing or distributing outside of its licensed field any products, including its Elecsys diagnostics product line, that are based on the Company's ORIGEN(R) technology. While the Company has voluntarily agreed not to terminate the Agreement until an appellate court determines that it is entitled to do so, the Company has notified Roche that the Agreement will terminate automatically if and when the Company's right is affirmed by the appellate court. Upon termination, Roche will be prohibited from commercializing all ORIGEN-based products in all fields. At that time, the Company will be free to operate, either independently or with new partners, in all fields, including those currently licensed to Roche (effective upon termination of the Agreement), as well as for the Company's retained fields.

Roche filed counterclaims against the Company alleging, among other things, that IGEN breached the Agreement by permitting Eisai Co., Ltd., another of the Company's licensees, to market certain ORIGEN-based products in Japan. The final judgment issued in the litigation found in the Company's favor and against Roche on all of Roche's counterclaims, except for one for which the Company was ordered to pay $500,000.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (unaudited)

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

The Company and the individual defendants filed motions to dismiss or, in the alternative, for summary judgment in both lawsuits. In May 2002, the court issued an opinion and order dismissing all claims asserted against all of the defendants in both cases. In June 2002, an appeal was filed by the Paskowitz plaintiff. No appeal was filed by the Brown Simpson plaintiff and the decision in that case is now final. The Company believes that the claims are without merit and it intends to vigorously oppose the appeal filed in this case.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (unaudited)

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

We have devoted substantial resources to the research and development of our proprietary technologies, primarily the ORIGEN(R) technology for the clinical diagnostic, life science and industrial markets. We currently derive a majority of our revenue from royalties received from licensees that develop and market certain ORIGEN-based systems. We also generate sales of our own products, particularly the M-SERIES(R) System and related consumable reagents. We may selectively pursue additional strategic alliances, which could result in additional license fees or contract revenues. Since inception, we have incurred significant losses and, as of September 30, 2002, we had an accumulated deficit of $216 million. We expect to continue to incur substantial research and development, manufacturing scale-up and general and administrative costs associated with our operations. As a result, we will need to generate higher revenue from present levels to achieve profitability.

In addition to historical information, this document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995.

Reference is made in particular to statements regarding the markets and potential markets and market growth for diagnostic products, potential impact of competitive products, our expectations regarding the level of anticipated royalty and revenue growth in the future, the potential market for products in development, prospects for future business arrangements with third parties, financing plans, the outcome of litigation, our plans and objectives for future operations, assumptions underlying such plans and objectives, the need for and availability of additional capital and other forward-looking statements included in this document.

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

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In particular, careful consideration should be given to the cautionary statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to the risks and uncertainties detailed in our Annual Report on Form 10-K for the year ended March 31, 2002 previously filed with the Securities and Exchange Commission. We disclaim any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.

REVENUES. Total revenues for the quarter and six months ended September 30, 2002 were $13.4 million and $25.4 million, respectively. This represents increases of $4.0 million (43%) and $7.7 million (44%), respectively, when compared with the same prior year periods. The revenue growth for the 2002 periods was due to increases in all revenue categories - product sales, royalty income and contract fees.

Product sales were $4.7 million and $8.3 million during the quarter and first six months of the current year, which represent increases of 30% and 29%, respectively, over the prior year's product sales of $3.6 million and $6.4 million for the same respective periods. This growth in product sales was from the M-SERIES line of life science products (an increase of $300,000 and $700,000 for the quarter and six month periods), and new sales of bio-defense products for detection of biological agents or toxins (an increase of $800,000 and $1.2 million for the quarter and six month periods). In order to meet increased demand, we are accelerating delivery of bio-defense products to the Department of Defense and will fulfill its current production contract by the end of December 2002. We anticipate that ongoing bio-defense initiatives will generate product sales of $2 million during the quarter ending December 31, 2002, and double-digit percentage revenue increases in fiscal year 2004. Sales to physician office laboratory (POL) customers were unchanged in all periods. We began serving these POL customers in June 2000 when Roche transferred the customers in order to comply with a court ordered preliminary injunction. In February 2002, the Maryland federal court issued a final order of judgment against Roche which does not require Roche to renew existing POL contracts, some of which are scheduled to expire during fiscal 2003. Should POL customer contracts not be renewed, future POL product sales would experience a decline.

Royalty income was $8.4 million and $16.5 million during the quarter and six months ended September 30, 2002, an increase of 46% and 49%, respectively, over the same prior year periods. Royalties from Roche represent approximately $8.2 million (97%) and $16.0 million (97%) of the total royalty income for the current quarter and six month period, respectively compared to $5.4 million (94%) and $10.5 million (95%) in the comparable prior year periods.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

These increases are attributable to higher Roche sales of its Elecsys and E170 product lines, which are based on our ORIGEN technology that was licensed to Roche under a 1992 license agreement, as well as certain modifications made by Roche to their methodology for computing and paying royalties as a result of the litigation. We have notified Roche that their license to sell ORIGEN-based products will be terminated once our right to do so is affirmed on appeal, in which case our royalty income from Roche would cease.

Contract fees for the current quarter and six months ended increased to $299,000 and $599,000 respectively from $0 and $143,000 in the comparable prior year periods. These fees related primarily to work completed in conjunction with the development of clinical assays for Roche. Should the Roche license be terminated, revenue from these fees would cease.

OPERATING COSTS AND EXPENSES. Product costs were $2.2 million (47% of product sales) and $3.5 million (43% of product sales) for the quarter and six months ended September 30, 2002 compared to $1.4 million (38% of product sales) and $2.3 million (35% of product sales) for the quarter and six months ended September 30, 2001. In addition to costs from higher product sales, product costs in the current year increased due to costs incurred in connection with the recent launch of our new M-SERIES 384 instrument for life science customers ($200,000 and $300,000 in the current quarter and six month period), and third party leasing costs incurred by us related to instruments being used by POL customers, which were previously paid by Roche ($300,000 in both the current quarter and six month periods). The third party leasing costs are expected to decrease to approximately $140,000 for the quarter ended December 31, 2002 and may continue to decrease as the applicable leases expire.

Research and development expenses increased $300,000 (6%) in the quarter ended September 30, 2002, to $6.3 million from $6.0 million, and decreased $2.1 million (15%) from $14.2 million to $12.1 million for the six months ended September 30, 2002.

Excluding funding of the MSD joint venture activities prior to the amendment and extension of the MSD joint venture agreements in August 2001, research and development expense was $6.0 million and $11.8 million in the comparable prior year quarter and six month period. Research and development expenses primarily relate to ongoing development costs and product enhancements associated with the M-SERIES family of products, development of new assays for the life sciences market and research and development of new systems and technologies, including hospital point-of-care products.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We expect research and development costs to increase as product development and core research continue to expand, including costs associated with our efforts in developing bio-defense testing products. See "Equity in Loss of Affiliate" below for a discussion of MSD activity in the quarter and six months ended September 30, 2002.

Selling, general and administrative expenses were $6.3 million and $12.3 million in the quarter and six months ended September 30, 2002, an increase of $300,000 (5%) and $700,000 (6%) over the same prior year periods. These increases were primarily attributable to additional personnel costs required to support the growth in sales and customers.

Costs related to our litigation with Roche, which include financial and legal advisory fees associated with settlement discussions, decreased $2.8 million (76%) and $5.9 million (74%) to $900,000 and $2.0 million for the quarter and six months ended September 30, 2002, respectively. These decreases are attributable to the reduced legal fees since the conclusion of the Roche jury trial in January 2002 and the completion of post-trial motions in April 2002.

INTEREST AND OTHER EXPENSE. Interest and other expense, net of interest income, were $1.0 million and $1.7 million for the quarter and six months ended September 30, 2002, respectively and $1.2 million and $2.5 million in the prior year's periods. These decreases resulted from a growth in interest income in the current year periods due to higher cash balances.

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

Our contributions to MSD since July 1, 2001 were recorded as "Investment in Affiliate" and we have recorded approximately 100% of MSD's losses since that date as Equity in Loss of Affiliate.

NET LOSS. The net loss for current quarter was $8.3 million ($0.35 per common share) compared to a net loss of $12.1 million ($0.64 per common share, after consideration of the effect of preferred dividends) in the same prior year quarter.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The net loss for the six months ended September 30, 2002 was $15.7 million ($0.68 per common share, after consideration of the effect of preferred dividends) compared to a net loss of $24.0 million ($1.33 per common share, after consideration of the effect of preferred dividends) for the six months ended September 30, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

We have financed operations through the sale of preferred and common stock, debt financings and the placement of convertible debentures. In addition, we have received funds from research and licensing agreements, sales of our ORIGEN line of products and royalties from product sales by licensees. As of September 30, 2002, the Company had $49.3 million in cash, cash equivalents and short-term investments with working capital of $55.2 million.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash used in operations decreased to $8.7 million for the six months ended September 30, 2002, as compared to $20.4 million for the corresponding prior year period, primarily due to a lower net loss and the reclassification of MSD contributions to an "investing activity" in the current period. See "Equity in Loss of Affiliate".

We used $2.0 million and $2.8 million of cash for the acquisition of equipment and leasehold improvements during the six months ended September 30, 2002 and 2001, respectively. We believe material commitments for capital expenditures and expanded facilities may be required in a variety of areas, such as product development programs. We have not, at this time, made commitments for any such capital expenditures or expanded facilities and have not secured additional sources, if necessary, to fund such commitments. If we were unable to fund such commitments, we may have to scale back or even eliminate some programs.

Net cash used in financing activities totaled $3.9 million for the six months ended September 30, 2002. This use of funds was primarily due to debt service of $2.5 million and Series B dividend payments of $3.4 million offset by stock issuances yielding proceeds of $400,000 and the receipt of $1.6 million resulting from the repayment of a loan by an officer.


                                                        Six Months
                                                          Ended                                Years Ended March 31,
                                                         March 31
                                                        ---------    ---------------------------------------------------------
                                                                                                                      2008 and
Contractual Obligations (in thousands)         Total        2003        2004        2005        2006        2007     Thereafter
--------------------------------------         -----        ----        ----        ----        ----        ----     ----------
Note payable                                 $20,656     $ 2,592     $ 5,523     $ 6,007     $ 6,534         $ -         $ -
Subordinated convertible debentures           35,000           -           -      35,000           -           -           -
MSD funding commitment                        17,234      11,334       5,900           -           -           -           -
Operating and capital leases                   7,625       1,141       2,482       2,331         652         357         662
Interest obligations                           8,257       2,166       3,112       2,628         351           -           -
                                             -------     -------     -------     -------     -------     -------     -------
Total contractual obligations                $88,772     $17,233     $17,017     $45,966     $ 7,537     $   357     $   662
                                             =======     =======     =======     =======     =======     =======     =======

During August 2001, we entered into agreements with MST continuing MSD, a joint venture formed solely by IGEN and MST in 1995. Under the amended joint venture agreements, we agreed, subject to certain conditions, to fund the joint venture through November 2003. During the 2002 calendar year, we agreed to fund MSD $21.5 million, subject to a permitted variance of fifteen percent. As of September 30, 2002, we have satisfied $16.1 million of this funding commitment. The 2003 calendar year funding commitment is based on an annual budget to be approved by a committee of our Board of Directors.

The funding commitment may be satisfied in part through in-kind contributions of scientific and administrative personnel and shared facilities.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

If the 2003 budget is not approved by our Board of Directors, we would be required to provide transitional funding for an additional six months, estimated at $11.8 million, and under certain conditions, MSD and MST have the right to terminate the joint venture and purchase our interest in MSD at fair market value less certain discounts.

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

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Capitalized Software Costs - We record software development costs in accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." We apply our judgment in determining when software being developed has reached technological feasibility, and at that point we would capitalize software development costs. Through September 30, 2002, software development has been substantially completed concurrently with the establishment of technological feasibility, and accordingly, no costs have been capitalized to date.

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

RECENT ACCOUNTING PRONOUNCEMENTS.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We have elected early adoption of this pronouncement and it was implemented as of April 1, 2002. The implementation of SFAS No. 143 did not have a material effect on our financial position or results of operations.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" (SFAS No. 144) which supersedes SFAS No.121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations, Reporting and Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of segment business. This statement is effective for fiscal years beginning December 15, 2001. SFAS No. 144 retains many of the provisions of SFAS No. 121 but addresses certain implementation issues associated with that Statement. We adopted SFAS No. 144 as of April 1, 2002 and implementation did not have a material effect on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business , and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified as other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. SFAS No. 145 will not have a material effect on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material effect on its financial position or results of operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information about market risks for the three months ending September 30, 2002 does not differ materially from that discussed under Item 7A of the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

ITEM 4:  CONTROLS AND PROCEDURES

The Company's management, including the Chairman of the Board & Chief Executive Officer (serving as the principal executive officer) and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chairman of the Board & Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chairman of the Board and Chief Financial Officer completed their evaluation.

PART II       OTHER INFORMATION

Item 1:       Legal Proceedings

              The information required under this item is incorporated herein by reference to Part I, Item 1 - Notes to Consolidated Financial Statements.

Item 4:       Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Shareholders of IGEN International, Inc. was held on August 28, 2002.
(b) Samuel J. Wohlstadter and Richard Cass were elected to the Board of Directors at the Annual Meeting. The directors of the Company whose term of office as directors continued after the meeting were Richard J. Massey, Joop Sistermans, Robert Salsmans, and Anthony Rees.
(c) The matters voted upon at the meeting and the voting of shareholders with respect thereto are as follows:

              The election of Samuel J. Wohlstadter and Richard Cass to the Board of Directors to hold office for a three-year term and until his successor is elected and has qualified, or until such directors earlier death, resignation or removal. The voting results, with approximately 20.3 million (86%) of the shares voting, were as follows:

                                    Wohlstadter                 Cass
                                    -----------              ----------
                  For:              19,395,110               20,032,194
                  Withheld:            904,331                  267,247

              The ratification of the selection of Deloitte & Touche LLP as independent auditors of the Company for its fiscal year ending March 31, 2003. The voting results, with approximately 20.3 million (86%) of the shares, voting were as follows:

                  For:              20,029,901
                  Against:             261,658
                  Abstain:               7,882

Item 6: Exhibits and Reports on Form 8-K.

(a) Exhibits:

99.1  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

      The Company filed reports on Form 8-K under Item 5,
      Other Events on August 14, 2002, September 30, 2002 and October 3, 2002.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       IGEN International, Inc.



Date:         November 14 , 2002       /s/ George V. Migausky
              ------------------       ----------------------
                                       George V. Migausky
                                       Vice President of Finance and
                                       Chief Financial Officer
                                      (On behalf of the Registrant and as
                                       Principal Financial Officer)

                            IGEN INTERNATIONAL, INC.
                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION

I, Samuel J. Wohlstadter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of IGEN International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the"Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Samuel J. Wohlstadter
-------------------------
Samuel J. Wohlstadter
Chairman of the Board and Chief Executive Officer

                            IGEN INTERNATIONAL, INC.
                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, George V. Migausky, certify that:

1. I have reviewed this quarterly report on Form 10-Q of IGEN International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ George V. Migausky
----------------------
George V.Migausky
Vice President and Chief Financial Officer