Form 10-Q
period 2002-12-31
IGEN INTERNATIONAL INC /DE
filed 2003-02-14
CIK 916304

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                       For Quarter Ended December 31, 2002

                         Commission File Number 0-23252

                            IGEN International, Inc.
          ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                              94-2852543
                  ---------                             ----------
          (State or other jurisdiction                 (IRS Employer
         incorporation or organization)              Identification No.)



                 16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD 20877
          ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  301-869-9800
          ---------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer.

                                Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at February 3, 2003
                  -----                        -------------------------------

       Common Stock, $0.001 par value                    23,747,872

                            IGEN International, Inc.
                                    Form 10-Q
                     For the Quarter Ended December 31, 2002

                                      INDEX

                                                                                                Page

PART I   FINANCIAL INFORMATION

Item 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets-December 31, 2002 and
         March 31, 2002                                                                           2
         Condensed Consolidated Statements of Operations-For the three and nine
         months ended December 31, 2002 and 2001                                                  3
         Condensed Consolidated Statements of Cash Flows-For the nine months
         ended December 31, 2002 and 2001                                                         4

         Notes to Condensed Consolidated Financial Statements                                     5

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                                     14

Item 3:  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK                                                                                    25

Item 4:  CONTROLS AND PROCEDURES                                                                 25

PART II  OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS                                                                       26

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K                                                        26

SIGNATURES                                                                                       26

CERTIFICATIONS                                                                                   27


                            IGEN International, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                  December 31, 2002   March 31, 2002
                                                                                  -----------------   --------------
ASSETS                                                                               (Unaudited)

CURRENT ASSETS:
Cash and cash equivalents                                                                 $  25,435       $  69,541
Short-term investments                                                                       16,207           5,278
Accounts receivable, net                                                                     13,958           9,865
Inventory                                                                                     5,482           4,491
Other current assets                                                                          3,061           1,683
                                                                                          ---------       ---------
Total current assets                                                                         64,143          90,858

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                                     5,643           6,429

OTHER NONCURRENT ASSETS:
Investment in affiliate                                                                      10,337           6,243
Restricted cash                                                                               1,721           1,721
Other                                                                                           919             947
                                                                                          ---------       ---------
TOTAL                                                                                     $  82,763       $ 106,198
                                                                                          =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                     $  11,089       $  10,731
Current portion of notes payable                                                              5,408           5,077
Convertible preferred stock dividends payable                                                     -           3,205
Current portion of deferred revenue                                                             380             418
Obligations under capital leases                                                                 13              56
                                                                                          ---------       ---------
Total current liabilities                                                                    16,890          19,487
                                                                                          ---------       ---------

NONCURRENT LIABILITIES:
Note payable                                                                                 13,966          18,064
Subordinated convertible debentures                                                          31,384          30,032
Deferred revenue                                                                                 59              96
                                                                                          ---------       ---------
Total noncurrent liabilities                                                                 45,409          48,192
                                                                                          ---------       ---------

COMMITMENTS AND CONTINGENCIES                                                                     -               -

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in Series: Series A, 600,000 shares designated, none issued; Series B,
 25,000 designated, none and 8,500 shares issued and outstanding-liquidation
 value of $0 and $8,500 plus accrued and unpaid dividends                                         -               1
Common stock: $0.001 par value, 50,000,000 shares authorized: 23,735,077 and
 23,064,392 shares issued and outstanding                                                        24              23
Additional paid in capital                                                                  242,534         242,228
Stock notes receivable                                                                       (2,061)         (3,710)
Accumulated deficit                                                                        (220,033)       (200,023)
                                                                                          ---------       ---------
Total stockholders' equity                                                                   20,464          38,519
                                                                                          ---------       ---------
TOTAL                                                                                     $  82,763       $ 106,198
                                                                                          =========       =========


            See notes to condensed consolidated financial statements.

                            IGEN International, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                    Unaudited


                                                                Three months ended                   Nine months ended
                                                                   December 31,                          December 31,
                                                               2002              2001              2002              2001
                                                               ----              ----              ----              ----
REVENUES:
Royalty income                                             $ 10,357          $  5,458          $ 26,892          $ 16,554
Product sales                                                 5,745             4,516            14,035            10,932
Contract fees                                                   149               450               748               593
                                                           --------          --------          --------          --------
     Total                                                   16,251            10,424            41,675            28,079
                                                           --------          --------          --------          --------

OPERATING COSTS AND EXPENSES:
Product costs                                                 2,680             1,518             6,225             3,789
Research and development                                      5,765             6,311            17,872            20,517
Selling, general and administrative                           6,565             5,879            18,818            17,399
Litigation related costs                                      1,171               900             3,197             8,812
                                                           --------          --------          --------          --------
     Total                                                   16,181            14,608            46,112            50,517
                                                           --------          --------          --------          --------

INCOME (LOSS) FROM OPERATIONS                                    70            (4,184)           (4,437)          (22,438)
                                                           --------          --------          --------          --------

OTHER (EXPENSE) INCOME:
Interest expense                                             (1,385)           (1,502)           (4,246)           (4,585)
Other income, net                                               338               215             1,457               778
                                                           --------          --------          --------          --------
     Total                                                   (1,047)           (1,287)           (2,789)           (3,807)

EQUITY IN LOSS OF AFFILIATE                                  (3,329)           (3,756)          (12,784)           (7,001)
                                                           --------          --------          --------          --------

NET LOSS                                                     (4,306)           (9,227)          (20,010)          (33,246)

PREFERRED DIVIDENDS                                               -              (349)             (201)           (1,179)
                                                           --------          --------          --------          --------

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS                 $ (4,306)         $ (9,576)         $(20,211)         $(34,425)
                                                           ========          ========          ========          ========

BASIC AND DILUTED NET LOSS PER COMMON SHARE                $  (0.18)         $  (0.48)         $  (0.86)         $  (1.80)
                                                           ========          ========          ========          ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-
BASIC AND DILUTED                                            23,731            20,105            23,539            19,146
                                                           ========          ========          ========          ========



            See notes to condensed consolidated financial statements.

                            IGEN International, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    Unaudited

                                                                                                 Nine months ended
                                                                                                     December 31,
                                                                                                  2002             2001
                                                                                             ---------        ---------
OPERATING ACTIVITIES:
Net loss                                                                                    $ (20,010)        $ (33,246)
Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation and amortization                                                                3,570             3,133
   Loss on disposal of equipment                                                                   85                 -
   Equity in loss of affiliate                                                                 12,784             7,001
   Amortization of detachable warrant value                                                     1,051             1,049
   Expense related to stock options                                                               290                99
Changes in assets and liabilities:
   Increase in accounts receivable                                                             (4,093)           (3,251)
  (Increase) decrease in inventory                                                               (748)            1,097
  (Increase) decrease in other current assets                                                  (1,378)               69
   Increase in restricted cash                                                                      -              (744)
   Increase in accounts payable and accrued expenses                                              358             1,619
   Decrease in deferred revenue                                                                   (75)             (453)
                                                                                             --------          --------
Net cash used for operating activities                                                         (8,166)          (23,627)
                                                                                             --------          --------

INVESTING ACTIVITIES:
Expenditures for equipment and leasehold improvements                                          (2,622)           (4,250)
Investments in affiliate                                                                      (16,878)           (8,455)
Purchase of short-term investments                                                            (20,189)                -
Maturities of short-term investments                                                            5,235                 -
Sales of short-term investments                                                                 3,819                 -
                                                                                             --------          --------
Net cash used for investing activities                                                        (30,635)          (12,705)
                                                                                             --------          --------

FINANCING ACTIVITIES:
Issuance of common stock, net                                                                     423            77,382
Payments on notes payable and capital lease obligations                                        (3,810)           (3,505)
Principal collected on note receivable                                                          1,649                 -
Preferred stock dividends paid                                                                 (3,406)           (3,317)
Increase in other long-term assets                                                               (161)                -
                                                                                             --------          --------
Net cash (used for) provided by financing activities                                           (5,305)           70,560
                                                                                             --------          --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                          (44,106)           34,228

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 69,541            15,089
                                                                                             --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $ 25,435          $ 49,317
                                                                                             ========          ========

SUPPLEMENTAL DISCLOSURES:
Cash payments of interest                                                                    $  2,275          $  1,700
                                                                                             ========          ========
Accrued preferred dividends                                                                  $    201          $  1,179
                                                                                             ========          ========
Equipment and leashold improvement contributed to affiliate                                  $      -          $    900
                                                                                             ========          ========

            See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of IGEN International, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements should be read together with the audited financial statements and notes for the year ended March 31, 2002 contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine month periods ended December 31, 2002 and 2001, the Company's financial position at December 31, 2002 and the cash flows for the nine month periods ended December 31, 2002 and 2001. The results of operations for the interim period are not necessarily indicative of the results of the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents- Cash and cash equivalents include cash in banks, money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less.

Short-Term Investments - Short-term investments consist primarily of corporate debt-securities that are classified as "available for sale." These "available for sale" securities, which are all due within one year, are accounted for at their fair value and unrealized gains and losses on these securities, if any, are reported as a component of stockholders' equity. As of December 31, 2002, the Company had unrealized losses on "available for sale" securities of approximately $206,000. This amount is included in comprehensive income and has been recorded within additional paid-in capital in the accompanying condensed consolidated balance sheets. The Company uses the specific identification method in computing realized gains and losses on the sale of investments which are included in results of operations as generated.

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

Inventory - Inventory is recorded at the lower of cost or market using the first-in, first-out method and consists of the following:

(in thousands)      December 31, 2002          March 31, 2002
-------------------------------------------------------------

Finished Goods          $       2,423            $      2,070
Work in process                   672                   1,149
Raw materials                   2,387                   1,272
                       --------------            ------------
                        $       5,482            $      4,491
                        =============            ============

Equipment and Leasehold Improvements - Equipment and leasehold improvements are carried at cost. Depreciation on equipment and furniture is computed over the estimated useful lives of the assets, generally three to five years, using straight-line or accelerated methods. Leasehold improvements are amortized on a straight-line basis over the life of the lease.

Equipment and leasehold improvements consist of the following:

(in thousands)                             December 31, 2002    March 31, 2002
------------------------------------------------------------------------------

Lab instruments and equipment                $         5,432       $     7,761
Office furniture and equipment                         5,634             7,492
Leasehold improvements                                 3,235             2,864
                                             ---------------       -----------
                                                      14,301            18,117
Accumulated depreciation and amortization             (8,658)          (11,688)
                                             ----------------      -----------
                                             $         5,643       $     6,429
                                             ===============       ===========

Capitalized Software Costs - Software development costs incurred subsequent to the establishment of technological feasibility are capitalized in accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Through December 31, 2002, software development has been substantially completed concurrently with the establishment of technological feasibility, and accordingly, no costs have been capitalized to date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (unaudited)

Evaluation of Long-Lived Assets - The Company evaluates the potential impairment of long-lived assets based upon projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Management believes no impairment of these assets exists as of December 31, 2002.

Warranty Costs - The Company generally warrants its products against defects in materials and workmanship for one year after sale and provides for estimated future warranty costs at the time revenue is recognized. At December 31, 2002, accrued product warranty costs totaled $250,000 and are included in accrued expenses.

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

Loss Per Share - The Company uses Statement of Financial Accounting Standard
(SFAS) No. 128 "Earnings per Share" for the calculation of basic and diluted earnings per share. The Company's loss has been adjusted by dividends accumulated on the Company's Series B Convertible Preferred Stock (Series B) for all periods during which the Series B was outstanding. Due to the Company's net loss, the potentially dilutive common shares related to outstanding stock options and Series B are not included in the calculation of diluted net loss per common share.

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

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of SFAS No. 123" (SFAS No.
148). This statement amends SFAS No. 123 "Accounting for Stock Based Compensation" (SFAS No. 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. This pronouncement is effective for both annual and interim periods beginning after December 15, 2002. The Company is in the process of evaluating the impact that will result from adopting SFAS No. 148 and is therefore unable to disclose its expected effects on the Company's financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses variable interest entities and provides a framework through which an enterprise assesses consolidation of that entity. FIN 46 is effective immediately for variable interest entities created or acquired after January 31, 2003 and is effective April 1, 2004 for variable interest entities created or acquired on or before January 31, 2003. The Company is in the process of evaluating the impact that will result from adopting FIN 46 and is therefore unable to disclose its expected effects on the Company's financial position and results of operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (unaudited)

Under the amended agreements that were negotiated by an independent committee of the Company's Board of Directors, the Company holds a 31% voting equity interest in MSD. It also owns 100% of the non-voting equity interest in MSD and is entitled to a preferred return on $53.2 million of the funds previously invested in MSD through December 31, 2002 and on additional funds it invests thereafter. This preferred return would be payable out of a portion of both future profits and certain third-party financings, before any payments are made to other equity holders. MST owns the remaining 69% of the voting equity interest in MSD.

The Company agreed to fund the joint venture through its expiration date of November 30, 2003. Funding for the period from January 1, 2003 to November 30, 2002 is $20.6 million, subject to a permitted variance of fifteen percent, and is based on an annual budget approved by an independent committee of the Company's Board of Directors. The funding commitment may be satisfied in part through in-kind contributions of scientific and administrative personnel and shared facilities.

The MSD joint venture will expire on November 30, 2003, and may be extended by mutual agreement of the parties. If the term of the joint venture is not extended, the Company, MSD and MST have agreed to work in good faith and use reasonable efforts to secure third-party funding for MSD. MST and MSD have the right to terminate the joint venture prior to November 30, 2003 under certain circumstances, including a change in control of the Company, as defined. Upon termination, expiration or non-renewal of the joint venture agreement, MSD and MST have the right to purchase the Company's interest in MSD at fair market value less certain discounts, and many of the licenses and other arrangements among the Company, MSD and MST will continue indefinitely.

Since inception of the joint venture, the Company has utilized the equity method to account for the investment. In conjunction with the amended agreements and the progress made by MSD in the development of its products, the Company has determined that future contributions to MSD would be made based on the future investment benefit to be obtained by the Company. Therefore, the Company's contributions to MSD since July 1, 2001 were recorded as Investment in Affiliate and the Company has recorded approximately 100% of MSD's losses since that date as Equity in Loss of Affiliate. Prior to that date, the Company accounted for its equity investments in MSD as research and development funding and accordingly, recorded all MSD investments as research and development expenses as incurred. These research and development expenses totaled $2.4 million during the three months ended June 30, 2001.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (unaudited)

4. NOTE PAYABLE

In March 1999, the Company entered into a debt financing with John Hancock Mutual Life Insurance Company under a Note Purchase Agreement from which the Company received $30 million. The 8.5% Senior Secured Notes mature in March 2006. The Company is required to make quarterly principal and interest payments of $1.7 million in each fiscal year through March 2006.

Collateral for the debt is represented by royalty payments and rights of the Company to receive monies due pursuant to the Company's license agreement with Roche. Additional collateral is represented by a Restricted Cash account, which had a balance of $1.7 million at December 31, 2002. Loan covenants include compliance with annual and quarterly Royalty Payment Coverage Ratios which are tied to royalty payments and debt service.

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

All warrants remain outstanding as of December 31, 2002.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (unaudited)

6. STOCKHOLDERS' EQUITY

In 1997, the Company issued 25,000 shares of Series B with a stated value of $1,000 per share which were convertible into shares of Common Stock of the Company at a rate of $13.96 per share. On July 9, 2002, the Company redeemed all previously unconverted Series B shares for their liquidation value. In fiscal 2003, through the redemption date, 8,500 shares of Series B were converted into 608,880 shares of Common Stock and dividends totaling $3.4 million were paid to Series B holders in connection with these conversions.There are no remaining Series B shares outstanding and all Series B dividend obligations have been satisfied. The Series B dividend payable balance at March 31, 2002 has been reclassified to current liabilities in the accompanying condensed consolidated balance sheets.

In connection with the exercise of stock options by officers in July 2000, the Company granted loans in the principal amounts of $3.7 million, maturing in July 2007. The loans are 6.62% simple interest (paid annually), full recourse loans against all assets of the borrowers, collateralized by the pledge of shares of the Company's common stock owned by the borrowers. In September 2002, one loan totaling $1.6 million was fully repaid with interest.

7.       LITIGATION

Roche

In 1997, the Company filed a lawsuit against Roche Diagnostics GmbH (formerly Boehringer Mannheim GmbH) in the Southern Division of the United States District Court for the District of Maryland. The lawsuit arose out of a 1992 License and Technology Development Agreement (the "Agreement"), under which the Company licensed to Roche certain rights to develop and commercialize diagnostic products based on the Company's ORIGEN technology. In its lawsuit, the Company alleged that Roche failed to perform certain material obligations under the Agreement and engaged in unfair competition against the Company.
The jury trial in this litigation was completed in January 2002, and the jury rendered a verdict that Roche had materially breached the license agreement, had violated its duty to the Company of good faith and fair dealing, and had engaged in unfair competition against the Company. In February 2002, the Court issued a final order of judgment that confirmed the jury's decisions to award $105 million in compensatory damages and $400 million in punitive damages, entitled the Company to terminate the Agreement, and directed Roche to grant to the Company for use in its retained fields a license to certain improvements. Roche was also ordered, at its sole cost and expense, to deliver such improvements to the Company and to provide all other information and materials required or necessary to enable the Company to commercialize these improvements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Improvements, as defined in the judgment, include Roche's Elecsys(R) 1010, 2010 and E170 lines of clinical diagnostic immunoassay analyzers, the tests developed for use on those systems, and Roche's nucleic acid amplification technology called PCR. The judgment also bars Roche from marketing, selling, placing or distributing outside of its licensed field any products, including its Elecsys diagnostics product line, that are based on the Company's ORIGEN(R) technology.

While the Company has voluntarily agreed not to terminate the Agreement until the appellate court determines that it is entitled to do so, the Company has notified Roche that the Agreement will terminate automatically if and when the Company's right is affirmed by the appellate court. Upon termination, Roche will be prohibited from commercializing all ORIGEN-based products in all fields. Roche filed counterclaims against the Company alleging, among other things, that IGEN breached the Agreement by permitting Eisai Co., Ltd., another of the Company's licensees, to market certain ORIGEN-based products in Japan. The final judgment issued in the litigation found in the Company's favor and against Roche on all of Roche's counterclaims, except for one for which the Company was ordered to pay $500,000.

Roche appealed certain aspects of the judgment to the U.S. Court of Appeals for the Fourth Circuit. In connection with that appeal, Roche posted a $600 million bond to support its financial obligations to the Company under the judgment. During the appeal process, which the Company expects will be completed in 2003, Roche is obligated to continue to comply with the terms of the Agreement, including its obligation to continue to pay the Company royalties on Roche's sales of royalty-bearing products and to share and deliver improvements. Roche's obligation to pay the $505 million of monetary damages awarded to the Company is suspended until completion of the appeal process. Although the Company will vigorously oppose Roche's appeal, Roche may ultimately prevail in its attempt to modify or overturn the judgment issued in this litigation.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The Company and the individual defendants filed motions to dismiss or, in the alternative, for summary judgment in both lawsuits. In May 2002, the court issued an opinion and order dismissing all claims asserted against all of the defendants in both cases. No appeal was filed by the Brown Simpson plaintiff and the decision in that case is now final. In June 2002, the Paskowitz plaintiff filed an appeal to the Court of Special Appeals in Maryland seeking review only for one direct claim. The Circuit Court dismissal of all other claims in the Paskowitz complaint is now final. A decision of the Court of Special Appeals is anticipated in the near future. The Company believes that the remaining claim of Paskowitz is without merit and intends to continue to vigorously oppose it.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

We have devoted substantial resources to the research and development of our proprietary technologies, primarily the ORIGEN(R) technology for the clinical diagnostic, life science and biodefense / industrial markets. We currently derive a majority of our revenue from royalties received from licensees that develop and market certain ORIGEN-based systems.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We also generate sales of our own products, particularly the M-SERIES(R) System and related consumable reagents and biodefense testing products for homeland security. We may selectively pursue additional strategic alliances, which could result in additional license fees or contract revenues. Since inception, we have incurred significant losses and, as of December 31, 2002, we had an accumulated deficit of $220 million. We expect to continue to incur substantial research and development, manufacturing scale-up and general and administrative costs associated with our operations. As a result, we will need to generate higher revenue from present levels to achieve profitability.

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

In particular, careful consideration should be given to the cautionary statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to the risks and uncertainties detailed in our Annual Report on Form 10-K for the year ended March 31, 2002 and other filings previously made with the Securities and Exchange Commission. We disclaim any intent or obligation to update these forward-looking statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter and Nine Months Ended December 31, 2002 and 2001.

Revenues. Total revenues for the quarter and nine months ended December 31, 2002 were $16.3 million and $41.7 million, respectively. This represents increases of $5.8 million (56%) and $13.6 million (48%), respectively, when compared with the same prior year periods. The revenue growth for the 2002 periods was primarily due to increases in product sales and royalty income.

Product sales were $5.7 million and $14.0 million during the quarter and nine months of the current year, which represent increases of 27% and 28%, respectively, over the prior year's product sales of $4.5 million and $10.9 million for the same respective periods. This growth in product sales was from the M-SERIES line of life science products (an increase of $100,000 and $700,000 for the quarter and nine month periods), and new sales of biodefense products for detection of biological agents or toxins (an increase of $1.1 million and $2.4 million for the quarter and nine month periods). We anticipate that our ongoing biodefense initiatives will generate double-digit percentage biodefense related sales increases in fiscal year 2004.

Sales to physician office laboratory (POL) customers totaling $600,000 and $1.9 million in the current quarter and nine month period were unchanged from the prior year. We began serving these POL customers in June 2000 when Roche transferred the customers in order to comply with a court ordered preliminary injunction. In February 2002, the Maryland federal court issued a final order of judgment against Roche, which does not require Roche to renew existing POL contracts, some of which are scheduled to expire during fiscal years 2003 and 2004. Should POL customer contracts not be renewed, future POL product sales would experience a decline.

Royalty income was $10.4 million and $26.9 million during the quarter and nine months ended December 31, 2002, an increase of 90% and 62%, respectively, over the same prior year periods. Royalties from Roche represent approximately $10.0 million (97%) and $26.1 (97%) of the total royalty income for the current quarter and nine month period, respectively, compared to $5.2 million (95%) and $15.9 million (96%) in the comparable prior year periods. These increases are attributable to higher Roche sales of its Elecsys and E170 product lines, which are based on our ORIGEN technology that was licensed to Roche under a 1992 license agreement, as well as certain modifications made by Roche to their methodology for computing and paying royalties as a result of the litigation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Contract fees for the current quarter and nine months period were $100,000 and $700,000, respectively and $500,000 and $600,000 in the comparable prior year periods. These fees related primarily to work completed in conjunction with the development of clinical assays for Roche. Should the Roche license be terminated, revenue from these fees would cease.

Operating Costs and Expenses. Product costs were $2.7 million (47% of product sales) and $6.2 million (44% of product sales) for the quarter and nine months ended December 31, 2002 compared to $1.5 million (34% of product sales) and $3.8 million (35% of product sales) for the quarter and nine months ended December 31, 2001.

Product costs, as a percentage of product sales in the current year, increased due to costs incurred in connection with the recent launch of our new M-SERIES 384 instrument for life science customers (9% and 5% of product sales in the current quarter and nine month periods), and third party leasing costs incurred by us related to instruments being used by POL customers, which were previously paid by Roche (2% and 3% of product sales in the current quarter and nine month periods), as well as a change in the product mix (instrumentation vs. consumable reagents) from the prior year.

Research and development expenses decreased by $500,000 (9%) and $2.6 million (13%) to $5.8 million and $17.9 million in the quarter and nine months ended December 31, 2002, from $6.3 million and $20.5 million. Excluding funding of the MSD joint venture activities prior to the amendment and extension of the MSD joint venture agreements in August 2001, research and development expense was $18.1 million in the comparable prior year nine month period. Research and development expenses primarily relate to ongoing development costs and product enhancements associated with the M-SERIES family of products, development of new assays for the life sciences market and research and development of new systems and technologies, including hospital point-of-care products. We expect research and development costs to increase as product development and core research continue to expand, including costs associated with our efforts in developing biodefense testing products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, general and administrative expenses were $6.6 million and $18.8 million in the quarter and nine months ended December 31, 2002, an increase of $700,000 (12%) and $1.4 million (8%) over the same prior year periods. These increases were primarily attributable to additional personnel and support costs required to generate the growth in sales and customers.

Costs related to our litigation with Roche, which include financial and legal advisory fees associated with settlement discussions, were $1.2 million and $3.2 million for the quarter and nine months ended December 31, 2002, respectively. For the prior year periods, these costs were $900,000 and $8.8 million, respectively (both prior year amounts being net of a $5.7 million settlement payment for a patent infringement action made by Roche to us). Excluding the prior year's settlement payment, litigation costs in the current year periods declined from 2001, due to the conclusion of the Roche jury trial in January 2002 and the completion of post-trial motions in April 2002.

Interest and Other Expense. Interest and other expense, net of interest income, were $1.0 million and $2.8 million for the quarter and nine months ended December 31, 2002, respectively and $1.3 million and $3.8 million in the prior year's periods. These decreases resulted from a growth in interest income in the current year periods due to higher cash balances.

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

Net Loss. The net loss for current quarter was $4.3 million ($0.18 per common share) compared to a net loss of $9.2 million ($0.48 per common share, after consideration of the effect of preferred dividends) in the same prior year quarter. The net loss for the nine months ended December 31, 2002 was $20.0 million ($0.86 per common share, after consideration of the effect of preferred dividends) compared to a net loss of $33.2 million ($1.80 per common share, after consideration of the effect of preferred dividends) for the nine months ended December 31, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations in the future are likely to fluctuate substantially from quarter to quarter as a result of various factors, which include the volume and timing of orders for M-SERIES or other products; the timing of instrument deliveries and installations; variations in revenue recognized from royalties and other contract revenues; timing of any termination of our license to Roche; whether POL customers' contracts are renewed; whether Roche will continue to supply service and assays to POL customers; the mix of products sold; whether instruments are sold to or placed with customers; the timing and cost of M-SERIES product upgrades; the timing of and costs for the introduction of new products; competitors' introduction of new products; variations in expenses incurred in connection with the operation of the business, including legal fees, research and development costs and sales and marketing costs; equity in loss of affiliate; the continued supply of the materials that we use in our products; manufacturing capabilities; and the volume and timing of product returns and warranty claims.

We have experienced significant losses each year since inception and expect those losses to continue. Losses have resulted from a combination of lower royalty revenue than we believe we are entitled to under the license agreement with Roche, costs incurred in research and development, Roche litigation costs, our share of losses in affiliate, selling costs and other general and administrative costs. We expect to incur additional losses as a result of increases in expenses for manufacturing, marketing and sales capabilities, research and product development, general and administrative costs and equity in loss of affiliate, offset in part by lower Roche litigation costs beginning in fiscal 2003. Our ability to become profitable in the future will depend, among other things, on our ability to expand the commercialization of existing products; introduce new products into the market; develop marketing, sales and distribution capabilities cost-effectively; and complete new business arrangements.

Liquidity and Capital Resources

We have financed operations through the sale of preferred and common stock, debt financings and the placement of convertible debentures. In addition, we have received funds from research and licensing agreements, sales of our ORIGEN line of products and royalties from product sales by licensees. As of December 31, 2002, the Company had $41.6 million in cash, cash equivalents and short-term investments with working capital of $47.3 million.

Net cash used in operations decreased to $8.2 million for the nine months ended December 31, 2002, as compared to $23.6 million for the corresponding prior year period, primarily due to a lower net loss and the reclassification of MSD contributions to an "investing activity" in the current period. See "Equity in Loss of Affiliate".

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We used $2.6 million and $4.3 million of cash for the acquisition of equipment and leasehold improvements during the nine months ended December 31, 2002 and 2001, respectively. We believe material commitments for capital expenditures and additional or expanded facilities may be required in a variety of areas, such as product development programs. We have not, at this time, made material commitments for any such capital expenditures or facilities and have not secured additional sources, if necessary, to fund such commitments. If we were unable to fund such commitments, we may have to scale back or even eliminate some programs or plans.

Net cash used in financing activities totaled $5.3 million for the nine months ended December 31, 2002. This use of funds was primarily due to debt service of $3.8 million and Series B dividend payments of $3.4 million offset by stock issuances yielding proceeds of $400,000 and the receipt of $1.6 million resulting from the repayment of a loan by an officer.

Our material future obligations are as follows:

                                                       Three
                                                       Months
                                                       Ended
                                                      March 31                   Years ended March 31,
                                                      --------    ---------------------------------------------------------
                                                                                                                  2008 and
Contractual Obligations (in thousands)                 Total      2003      2004      2005      2006      2007   Thereafter
--------------------------------------                 -----      ----      ----      ----      ----      ----   ----------
Notes payable                                        $19,374   $ 1,310   $ 5,523   $ 6,007   $ 6,534   $     -   $     -
Subordinated convertible debentures                   35,000         -         -    35,000         -         -         -
MSD funding commitment                                20,600     5,618    14,982         -         -         -         -
Operating and capital leases                           7,033       549     2,482     2,331       652       357       662
Interest obligations                                   7,381     1,290     3,112     2,628       351         -         -
                                                     -------   -------   -------   -------   -------   -------   -------
Total contractual obligations                        $89,388   $ 8,767   $26,099   $45,966   $ 7,537   $   357   $   662
                                                     =======   =======   =======   =======   =======   =======   =======


During August 2001, we entered into agreements with MST continuing MSD, a joint venture formed solely by IGEN and MST in 1995. Under the amended joint venture agreements, we agreed to fund the joint venture through its expiration date of November 30, 2003. Funding for the period from January 1, 2003 to November 30, 2003 is $20.6 million, subject to a permitted variance of fifteen percent, and is based on an annual budget approved by an independent committee of our Board of Directors. The funding commitment may be satisfied in part through in-kind contributions of scientific and administrative personnel and shared facilities.

The operating and capital lease commitments in the table above exclude amounts expected to be allocated to MSD to meet a portion of our funding commitment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The MSD joint venture will expire on November 30, 2003 and may be extended by mutual agreement of the parties. If the term of the joint venture is not extended, IGEN, MSD and MST have agreed to work in good faith and use reasonable efforts to secure third party funding for MSD. MST and MSD have the right to terminate the joint venture prior to November 30, 2003 under certain circumstances, including a change in control of IGEN, as defined. Upon termination, expiration or non-renewal of the joint venture agreement, MSD and MST have the right to purchase our interest in MSD at fair market value less certain discounts, and many of the licenses and other arrangements among IGEN, MSD and MST will continue indefinitely.

We have a substantial amount of indebtedness, and there is a possibility that we may be unable to generate cash or arrange financing sufficient to pay the principal of, interest on and other amounts due with respect to indebtedness when due or in the event any of it is accelerated. Termination of the license agreement with Roche would cause approximately $19.4 million of our debt payment obligations as of December 31, 2002, under our 8.5% senior secured notes to accelerate. In addition, our indebtedness may require that we dedicate a substantial portion of our expected cash flow from operations to service indebtedness, which would reduce the amount of expected cash flow available for other purposes, including working capital and capital expenditures.

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

There can be no assurance that we will successfully complete any of the foregoing arrangements and access to funds could be adversely impacted by many factors, including the results of pending litigation, the volatility of the price of our common stock, continuing losses from operations, establishment of new business arrangements, the status of new product launches and other factors. We believe that existing capital resources, together with revenue from product sales, royalties and contract fees will be adequate to fund operations through fiscal year 2004. If we are unable to raise additional capital, we may have to scale back, or even eliminate, some programs. Alternatively, we may consider pursuing arrangements with other companies, such as granting licenses or entering into joint ventures, on terms and conditions that may not be favorable to us.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Capitalized Software Costs - We record software development costs in accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." We apply our judgment in determining when software being developed has reached technological feasibility, and at that point we would capitalize software development costs. Through December 31, 2002, software development has been substantially completed concurrently with the establishment of technological feasibility, and accordingly, no costs have been capitalized to date.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of SFAS No. 123" (SFAS No.
148). This statement amends SFAS No. 123 "Accounting for Stock Based Compensation" (SFAS No. 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. This pronouncement is effective for both annual and interim periods beginning after December 15, 2002. We are in the process of evaluating the impact that will result from adopting SFAS No. 148 and are therefore unable to disclose its expected effects on our financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses variable interest entities and provides a framework through which an enterprise assesses consolidation of that entity. FIN 46 is effective immediately for variable interest entities created or acquired after January 31, 2003 and is effective April 1, 2004 for variable interest entities created or acquired on or before January 31, 2003. We are in the process of evaluating the impact that will result from adopting FIN 46 and are therefore unable to disclose its expected effects on our financial position and results of operations.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the nine months ending December 31, 2002 does not differ materially from that discussed under Item 7A of the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

ITEM 4:  CONTROLS AND PROCEDURES

IGEN management, including the Chairman of the Board & Chief Executive Officer (serving as the principal executive officer) and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chairman of the Board & Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chairman of the Board and Chief Financial Officer completed their evaluation.

PART II           OTHER INFORMATION

Item 1:           Legal Proceedings

                  The information required under this item is incorporated herein by reference to Part I, Item 1 - Notes to Consolidated Financial Statements (see Note 7).


Item 6:           Exhibits and Reports on Form 8-K.

                  (a) Exhibits:

                      99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                      99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b) Reports on Form 8-K

                      The Company filed reports on Form 8-K under Item 5, Other Events on October 3, 2002.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            IGEN International, Inc.



Date:  February 14, 2002    /s/George V. Migausky
                            ---------------------
                            George V. Migausky
                            Vice President of Finance and Chief
                            Financial Officer
                           (On behalf of the Registrant and as Principal
                            Financial Officer)

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


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


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


Date: February 14, 2003




/s/Samuel J. Wohlstadter
------------------------
Samuel J. Wohlstadter
Chairman of the Board and Chief Executive Officer

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


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


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


Date: February 14, 2002



/s/George V. Migausky
---------------------
George V. Migausky
Vice President and Chief Financial Officer