Form 10-Q
period 2003-06-30
IGEN INTERNATIONAL INC /DE
filed 2003-08-14
CIK 916304

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2003

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



                 16020 INDUSTRIAL DRIVE, GAITHERSBURG, MD 20877
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  301-869-9800
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes _X_ No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined on Rule 12b-2) of the Exchange Act.

                              Yes _X_ No_____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
        Class                                Outstanding at August 4, 2003
        -----                                -----------------------------
Common Stock, $0.001 par value                       23,792,507

                            IGEN International, Inc.
                                    Form 10-Q
                       For the Quarter Ended June 30, 2003

                                      INDEX

                                                                                              PAGE

PART I      FINANCIAL INFORMATION

Item 1:     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            Condensed Consolidated Balance Sheets - June 30, 2003 and                          3
            March 31, 2003
            Condensed Consolidated Statements of Operations - For the three
            months ended June 30, 2003 and 2002                                                4
            Condensed Consolidated Statements of Cash Flows - For the three
            months ended June 30, 2003 and 2002                                                5

            Notes to Condensed Consolidated Financial Statements                               6

Item 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                                               16

Item 3:     QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK                                                                              31

Item 4:     CONTROLS AND PROCEDURES                                                           32

PART II     OTHER INFORMATION

Item 1:     LEGAL PROCEEDINGS                                                                 32

Item 3:     DEFAULT UPON SENIOR SECURED NOTES                                                 32

Item 5:     OTHER INFORMATION                                                                 32

Item 6:     EXHIBITS AND REPORTS ON FORM 8-K                                                  33

SIGNATURES                                                                                    34


                            IGEN International, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                        June 30, 2003  March 31, 2003
                                                                                        -------------  --------------
ASSETS                                                                                   (Unaudited)

CURRENT ASSETS:
Cash and cash equivalents                                                                $  14,392         $  19,447
Short-term investments                                                                       7,914            14,798
Accounts receivable, net                                                                    15,627            14,536
Inventory                                                                                    5,329             5,469
Other current assets                                                                         2,132             2,794
                                                                                         ---------         ---------
    Total current assets                                                                    45,394            57,044

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                                    6,445             6,456

OTHER NONCURRENT ASSETS:
Investment in affiliate                                                                     14,843             9,164
Restricted cash                                                                              1,721             1,721
Other                                                                                          828               881
                                                                                         ---------         ---------
TOTAL                                                                                    $  69,231         $  75,266
                                                                                         =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                    $  13,626         $  12,059
Current portion of notes payable                                                             5,640             5,523
Deferred revenue                                                                               517               507
                                                                                         ---------         ---------
    Total current liabilities                                                               19,783            18,089
                                                                                         ---------         ---------

NONCURRENT LIABILITIES:
Note payable                                                                                11,087            12,542
Subordinated convertible debentures                                                         32,285            31,834
Deferred revenue                                                                                23                60
                                                                                         ---------         ---------
    Total noncurrent liabilities                                                            43,395            44,436
                                                                                         ---------         ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in Series: Series A, 600,000 shares designated, none issued; Series B,
   25,000 shares designated, none issued and outstanding                                         -                 -
Common stock: $0.001 par value, 50,000,000 shares authorized: 23,772,957 and
   23,750,461 shares issued                                                                     24                24
Additional paid in capital                                                                 243,472           243,046
Stock notes receivable                                                                      (2,061)           (2,061)
Accumulated other comprehensive loss                                                          (142)             (257)
Accumulated deficit                                                                       (235,240)         (228,011)
                                                                                         ---------         ---------
    Total stockholders' equity                                                               6,053            12,741
                                                                                         ---------         ---------
TOTAL                                                                                    $  69,231         $  75,266
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

                            IGEN International, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                    Unaudited

                                                                                          Three months ended
                                                                                               June 30,
                                                                                 ----------------------------------
                                                                                     2003                      2002
                                                                                 --------                  --------
REVENUES:
    Royalty income                                                               $ 11,558                  $  8,107
    Product sales                                                                   5,419                     3,592
    Contract fees                                                                      89                       300
                                                                                 --------                  --------
        Total                                                                      17,066                    11,999
                                                                                 --------                  --------

OPERATING COSTS AND EXPENSES:
    Product costs                                                                   2,643                     1,332
    Research and development                                                        5,476                     5,768
    Selling, general and administrative                                             6,113                     5,934
    Litigation related costs                                                        3,599                     1,141
                                                                                 --------                  --------
        Total                                                                      17,831                    14,175
                                                                                 --------                  --------

LOSS FROM OPERATIONS                                                                 (765)                   (2,176)
                                                                                 --------                  --------

OTHER (EXPENSE) INCOME:
    Interest expense                                                               (1,321)                   (1,417)
    Other income, net                                                                  87                       654
                                                                                 --------                  --------
        Total                                                                      (1,234)                     (763)

EQUITY IN LOSS OF AFFILIATE                                                        (5,230)                   (4,423)
                                                                                 --------                  --------

NET LOSS                                                                           (7,229)                   (7,362)

PREFERRED DIVIDENDS                                                                     -                      (198)
                                                                                 --------                  --------

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS                                       $ (7,229)                 $ (7,560)
                                                                                 ========                  ========

BASIC AND DILUTED NET LOSS PER COMMON SHARE                                      $  (0.30)                 $  (0.33)
                                                                                 ========                  ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-
BASIC AND DILUTED                                                                  23,760                    23,171
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

                            IGEN International, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    Unaudited


                                                                                        Three months ended
                                                                                              June 30,
                                                                                   --------------------------
                                                                                       2003              2002
                                                                                   --------          --------
OPERATING ACTIVITIES:
Net loss                                                                           $ (7,229)         $ (7,362)
Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation and amortization                                                      1,001             1,159
   Equity in loss of affiliate                                                        5,230             4,423
   Amortization of detachable warrant value                                             351               350
   Expense related to stock options                                                      89               103
      Changes in assets and liabilities:
         Increase in accounts receivable                                             (1,091)           (1,085)
         Decrease (increase) in inventory                                               102              (467)
         Decrease (increase) in other current assets                                    662              (484)
         Increase in restricted cash                                                      -              (601)
         Increase in other long-term assets                                               -               (10)
         Increase (decrease) in accounts payable and accrued expenses                 1,567            (2,629)
         Decrease in deferred revenue                                                   (27)              (15)
                                                                                   --------          --------
             Net cash provided by (used for) operating activities                       655            (6,618)
                                                                                   --------          --------

INVESTING ACTIVITIES:
Expenditures for equipment and leasehold improvements                                  (799)             (797)
Investments in affiliate                                                            (10,909)           (5,045)
Purchase of short-term investments                                                     (627)          (11,276)
Sale and maturities of short-term investments                                         7,626               211
                                                                                   --------          --------
             Net cash used for investing activities                                  (4,709)          (16,907)
                                                                                   --------          --------

FINANCING ACTIVITIES:
Issuance of common stock, net                                                           337               312
Payments on notes payable and capital lease obligations                              (1,338)           (1,243)
Preferred stock dividends paid                                                            -              (582)
                                                                                   --------          --------
             Net cash used for financing activities                                  (1,001)           (1,513)
                                                                                   --------          --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (5,055)          (25,038)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       19,447            69,541
                                                                                   --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 14,392          $ 44,503
                                                                                   ========          ========

SUPPLEMENTAL DISCLOSURES:
  Cash payments of interest                                                        $    384          $    492
                                                                                   ========          ========
  Accrued preferred dividends                                                      $      -          $    198
                                                                                   ========          ========

            See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of IGEN International, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements have been condensed or omitted. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended June 30, 2003 and 2002, the Company's financial position at June 30, 2003 and the cash flows for the three month periods ended June 30, 2003 and 2002.

The results of operations for the interim period are not necessarily indicative of the results for any future interim period or for the entire year. These financial statements should be read together with the audited financial statements and notes for the year ended March 31, 2003 contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2003 filed with the Securities and Exchange Commission (SEC).

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

2. ROCHE TRANSACTION

On July 24, 2003, the Company and Roche Holding Ltd (Roche) jointly announced that they had reached definitive agreements to resolve their long-running dispute on the rights to ORIGEN(R), the Company's electrochemiluminescence technology used by Roche's diagnostics division (the Roche Transaction). The Roche Transaction has been approved by the Boards of Directors of both companies.

Under the terms of the agreements related to the Roche Transaction, Roche will acquire the Company, thereby securing rights to ORIGEN technology used in its Elecsys(R) diagnostics product line. For each share of common stock of the Company, holders will receive $47.25 in cash and one share of a newly formed public company (Newco) to be spun off by the Company in a fully taxable transaction. Newco, which will be 100% owned by the Company's stockholders, will own ORIGEN technology, assume certain ongoing businesses of the Company and is expected to have approximately $155 million in working capital. This working capital will be provided primarily by Roche as part of the Roche Transaction, in addition to the $47.25 per share cash payment to be made by Roche to the Company's stockholders.

Through the Roche Transaction, Roche will secure, among other assets, new non-exclusive, fully paid-up, worldwide and perpetual rights that will permit Roche to continue to commercialize certain ORIGEN-based immunochemistry systems in the entire human in-vitro diagnostics field, including the continued sale and further development of its Elecsys products for clinical reference laboratories, hospital labs and blood banks.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Improvements of the ECL technology developed by Roche from the beginning of the 1992 license agreement through the closing date of the Roche Transaction will remain with Roche. The Company will receive a perpetual, worldwide, royalty-free license to all of those improvements.

Upon completion of the Roche Transaction, Newco will be spun-off by the Company to its stockholders and will hold the Company's patents and assume its biodefense, life science and industrial product lines, as well as opportunities in the clinical diagnostics field. Newco will also hold the Company's equity interest in the Meso Scale Diagnostics, LLC. (MSD) joint venture. Newco will be able to address the entire clinical diagnostic market, including the hospital, blood bank and reference lab markets that were previously exclusively held by Roche. Newco will also receive rights to certain improvements relating to Roche's Elecsys product line and royalty-bearing licenses to PCR, a nucleic acid amplification technology, for use in most fields. Newco, which will be named prior to closing the Roche Transaction, will be managed by the Company's current management team and headquartered in Gaithersburg, Maryland. It is expected that Newco's shares will be listed on Nasdaq upon completion of the spin-off.

As part of the Roche Transaction, Roche has paid the Company $34.2 million representing $18.6 million in cash for compensatory damages as confirmed on July 9, 2003 by the U.S. Court of Appeals for the Fourth Circuit (Appellate Court), $10.6 million representing royalties owed to the Company for the quarter ended June 30, 2003, and $5 million as a monthly fee for July, 2003. Effective as of July 1, 2003, there will be no further royalties owed to the Company, and Roche will pay a fixed fee of $5 million per month to the Company for the use of ORIGEN technology pending completion of the Roche Transaction. As part of the Roche Transaction, the MSD joint venture agreement will expire. Following completion of the Roche Transaction, Newco will use its working capital to make a final capital contribution of $37.5 million to MSD. Newco's obligation to make this final contribution to MSD is separate from the Company's existing obligation to provide funding to MSD through November 30, 2003 (see Note 4).

The Roche Transaction is expected to close by calendar year-end, subject to the approval of the Company's stockholders and receipt of necessary regulatory approvals and other limited closing conditions.

As part of the Roche Transaction, the Company has filed to suspend its patent infringement actions against Roche in Maryland and Germany pending consummation of the proposed acquisition, with the right to resume the actions should the Roche Transaction not close. Roche has withdrawn its petition for rehearing before the Appellate Court and both companies have agreed not to file any further appeals of the opinion issued by that court (see Note 8).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - Cash and cash equivalents include cash in banks, money market funds, securities of the U.S. Treasury, and certificates of deposit with original maturities of three months or less.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Short-Term Investments - Short-term investments consist primarily of corporate debt-securities that are classified as "available for sale." These "available for sale" securities, which are all due within one year, are accounted for at their fair value and unrealized gains and losses on these securities, if any, are reported in accumulated other comprehensive loss in stockholders' equity. As of June 30, 2003, the Company had unrealized losses on "available for sale" securities of approximately $142,000. The Company uses the specific identification method in computing realized gains and losses on the sale of investments which are included in results of operations as generated. Any realized gains or losses were not material as of and for the periods ended June 30, 2003 and 2002.

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

Restricted Cash - The Company has a debt service reserve of approximately $1.7 million that is restricted in use and held in trust as collateral (see Note 5).

Allowance for Doubtful Accounts - The Company maintains reserves on customer accounts where estimated losses may result from the inability of its customers to make required payments. These reserves are determined based on a number of factors including the current financial condition of specific customers, the age of accounts receivable balances and historical loss rates.

Inventory - Inventory is recorded at the lower of cost or market using the first-in, first-out method and consists of the following (in thousands):

                              June 30, 2003           March 31, 2003
                              -------------           --------------
       Finished goods           $     1,914            $      2,255
       Work in process                  907                     869
       Raw materials                  2,508                   2,345
                                -----------            ------------
                                $     5,329            $      5,469
                                ===========            ============

Equipment and Leasehold Improvements - Equipment and leasehold improvements are carried at cost. Depreciation on equipment and furniture is computed over the estimated useful lives of the assets, generally three to five years, using straight-line or accelerated methods. Leasehold improvements are amortized on a straight-line basis over the life of the lease.

Capitalized Software Costs - Software development costs incurred subsequent to the establishment of technological feasibility are capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Through June 30, 2003, software development has been substantially completed concurrently with the establishment of technological feasibility, and accordingly, no costs have been capitalized to date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Evaluation of Long-Lived Assets - The Company evaluates the potential impairment of long-lived assets based upon current estimated market values and projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Management believes no impairment of these assets exists as of June 30, 2003.

Warranty Reserve - The Company warrants its products against defects in materials and workmanship for one year after sale and records estimated future warranty costs at the time revenue is recognized. A reserve for future warranty claims is recorded based upon a review of historical results, and expectations of future costs. The Company also offers extended warranty arrangements to customers with related costs recorded as incurred.

Warranty reserve activity during the three months ended June 30, 2003 is as follows (in thousands):

        Balance at March 31, 2003                    $      250

             Provisions recorded                            396
             Actual costs incurred                         (396)
                                                     ----------
        Balance at June 30, 2003                     $      250
                                                     ==========

Comprehensive Loss - Comprehensive loss is comprised of net loss and other items of comprehensive loss. For the three months ended June 30, 2003 and 2002, other comprehensive loss includes unrealized gains of $115,000 and unrealized losses of $68,000, respectively, on "available for sale" securities that are excluded for net loss.

Revenue Recognition - The Company derives revenue principally from three sources: product sales, royalty income and contract fees. Product sales revenue is generally recognized when persuasive evidence of an arrangement exists, title and risk of loss have been transferred, the price to the buyer is fixed and determinable and collectibility is reasonably assured. Rental revenue associated with instruments that are leased is recognized ratably over the life of the lease agreements. The Company also offers extended warranty arrangements to customers with the resulting revenue recognized over the term of the contract.

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

Foreign Currency - Gains and losses from foreign currency transactions such as those resulting from the settlement of foreign receivables or payables, are included in the results of operations as incurred. These amounts were not material during the quarters ended June 30, 2003 and 2002.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Stock-based Compensation - The Company has elected to continue to follow the recognition and measurement principles of Account Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations for its stock option plans. No stock-based employee compensation cost is reflected in net loss for the three months ended June 30, 2003 and 2002, as all options granted under those plans had an exercise price equal to the market value of a share of the underlying Common Stock on the date of the grant.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of SFAS 123" to stock-based employee compensation (in thousands, except per share amounts):

                                                                                     Three Months Ended
                                                                                             June 30,
                                                                                -------------------------------
                                                                                   2003                    2002
                                                                                -------                 -------
Net loss, as reported                                                           $(7,229)                $(7,362)

Deduct: Total stock-based employee compensation
        expense determined under fair value method                                 (813)                 (1,153)
                                                                                -------                 -------

Pro-forma net loss                                                              $(8,042)                $(8,515)
                                                                                =======                 =======

Loss per share:

         Basic loss per common share - as reported                              $ (0.30)                $ (0.33)

         Basic loss per common share - pro-forma                                $ (0.34)                $ (0.38)

The pro-forma net loss and net loss per share dicloused above is not likely to be representative of the effects on net loss and net loss per share on a pro-forma basis in the future.

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                Three Months Ended
                                                     June 30,
                                               --------------------
                                               2003            2002
                                               ----            ----
Expected dividend yield                          0%              0%
Expected stock price volatility                 65%             69%
Risk-free interest rate                        2.3%            4.2%
Expected option term (in years)                  5               5

Based on this calculation, the weighted average fair value of options granted during the three months ended June 30, 2003 and 2002 was $21.09 and $22.93, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Loss Per Share - The Company uses SFAS No. 128 "Earnings per Share" for the calculation of basic and diluted earnings per share. The Company's loss has been adjusted by dividends accumulated on the Company's Series B Convertible Preferred Stock (Series B) for all periods during which the Series B was outstanding. For the three months ended June 30, 2003 and 2002, the Company incurred a net loss; therefore the net loss per common share does not reflect the potential dilution that could occur to common shares related to outstanding stock options, warrants, convertible preferred stock and convertible debentures. The weighted average number of common shares outstanding together with potentially dilutive shares was 25,698,000, and 25,736,000 for the three months ended June 30, 2003 and 2002, respectively.

New Accounting Standards - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of SFAS 123" (SFAS 148). SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation" (SFAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. This pronouncement is effective for both annual and interim periods beginning after December 15, 2002. The Company has elected to continue to follow the recognition and measurement principles of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," in its accounting for employee stock options. In accordance with SFAS 148, the Company has adopted the disclosure provisions effective for interim periods in our fiscal quarter ending June 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 provides guidance on variable interest entities and the framework through which an enterprise assesses consolidation of a variable interest entity. FIN 46 was effective immediately for variable interest entities created or acquired after January 31, 2003 and is effective July 1, 2003 for variable interest entities created or acquired on or before January 31, 2003. The Company has adopted FIN 46 as of July 1, 2003 and has determined that its MSD joint venture qualifies as a variable interest entity under FIN 46 based on substantially all of MSD's funding being provided by the Company and the voting rights of the Company not being proportional to its obligation to absorb a majority of the potential future losses of its MSD joint venture. Accordingly, beginning July 1, 2003, the Company will consolidate the financial results of its MSD joint venture. Consolidation accounting will require certain reclassifications within the Company's consolidated financial statements but would not materially effect its financial position or net loss.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. MESO SCALE DIAGNOSTICS JOINT VENTURE

MSD is a joint venture formed by Meso Scale Technologies, LLC. (MST) and the Company in 1995. MSD was formed for the development and commercialization of products utilizing a proprietary combination of MST's multi-array technology together with IGEN's technology, which the Company refers to as the Research Program. MST is a company established and wholly-owned by Jacob Wohlstadter, the son of the Company's Chief Executive Officer. In August 2001, the Company amended its joint venture agreement and certain license and other agreements with MSD and MST in order to continue the MSD joint venture and entered into various related agreements. The Company refers to these amendments and agreements entered into in August 2001 as the MSD agreements. An independent committee of the Company's Board of Directors, with the advice of independent advisors and counsel, negotiated and approved the MSD agreements.

In connection with the Roche Transaction, the Company's interest in, and rights and obligations with respect to MSD, will be transferred to Newco, and MSD has consented to such a transfer. As part of obtaining MSD's consent to such transfer in connection with the Roche Transaction, the Company and MSD amended certain of the MSD agreements as described herein. The Joint Venture Oversight Committee (JVOC) a committee of the Company's Board, consisting of independent directors, with the advice of independent counsel, negotiated and approved the amendments to the MSD agreements made in connection with the Roche Transaction, which amendments include Newco's obligation to provide additional funding of $37.5 million to MSD following the transaction.

Under the MSD agreements, the Company's funding commitment is based on an annual budget of MSD approved by the JVOC. The Company's funding commitment may be satisfied in part through in-kind contributions of scientific and administrative personnel and shared facilities. The JVOC approved funding for MSD for the period from January 1, 2003 to November 30, 2003 in an amount of $20.6 million, subject to a permitted variance of 15%. As of June 30, 2003, the Company's remaining funding commitment to MSD was $9.7 million. For the three months ended June 30, 2003 and 2002, the Company made total contributions to MSD of $10.9 million and $5.0 million, respectively, including $3.7 million in the current period which related to the permitted budget variances from prior years.

The Company holds a 31% voting equity interest in MSD. The Company owns 100% of the non-voting equity interest in MSD and is entitled to a preferred return on $67.8 million of the funds previously invested in MSD through June 30, 2003, and on additional funds the company invests thereafter. This preferred return would be payable out of a portion of both future profits and certain third-party financings of MSD, generally before any payments are made to other equity holders. Although MST owns the remaining 69% of the voting interest in MSD, the Company generally has the right to approve many significant MSD governance matters. In exercising this right, a committee of the Company's Board of Directors must consider the interests of the Company and its stockholders while also taking into consideration the interests of MSD.

Under the terms of the MSD agreements, the Company has granted to MSD a worldwide, perpetual, exclusive license (with certain exceptions) to its technology for use in MSD's Research Program, which is more fully described in the MSD agreements. If the Company ceases to be a member of the joint venture, it will receive royalty payments from MSD on all products developed and sold by MSD using the Company's patents.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MST holds a worldwide, perpetual, non-exclusive sublicense from MSD for certain non-diagnostic applications of the Company's technology. The Company will receive royalty payments from MST on any products developed and sold by MST using the Company's patents.

During the term of the MSD joint venture, MSD is the Company's exclusive means of conducting the Research Program and the Company is obligated to refrain from developing or commercializing any products, processes or services that are related to the Research Program in the diagnostic field or to MSD's research technologies as described in the MSD agreements, subject to certain exceptions. If the MSD joint venture expires or is terminated for any reason, the Company has agreed not to use the improvements granted to them by MSD to compete with MSD in its field, the Company agreed not to directly or indirectly develop or commercialize products, processes or services related to the Research Program in the diagnostic field or to MSD's research technologies.

As part of the Roche Transaction, the Company, Newco and MSD agreed that the MSD joint venture agreement will expire on the later of (1) November 30, 2003, or
(2) the earlier of (a) the date of the completion of the Roche Transaction or
(b) the termination of the Roche Transaction in accordance with the terms of the agreements governing such transaction. The Company, Newco and MSD also agreed that funding for MSD would not be extended other than pursuant to the agreements related to the Roche Transaction. In addition, in accordance with the MSD agreements, MST and MSD have the right to terminate the joint venture agreement under certain circumstances, including (1) breach of the Company's obligations, including its funding obligations to MSD, (2) MSD's termination of Jacob Wohlstadter's employment (other than for cause or disability), (3) if Jacob Wohlstadter is entitled to terminate his employment agreement for good reason (as defined in his employment agreement) or (4) upon a change in control of the Company, as defined. MSD and Jacob Wohlstadter have each agreed that the Roche Transaction will not constitute a change in control for purposes of the MSD agreements and the Jacob Wohlstadter employment agreement.

Upon the expiration of the MSD joint venture agreement as a result of the completion or termination of the Roche Transaction as described above or the expiration or termination of the joint venture agreement for any other reason, MSD and MST have the right to purchase the Company's or Newco's, as the case may be, interest in MSD for a purchase price equal to fair market value (to be determined in accordance with the provisions and procedures set forth in the MSD agreements, which shall include a determination by appraisers if the parties are unable to agree on fair market value) minus a discount factor varying from 7.5%, in the case of completion or termination of the Roche Transaction and certain other events, to 15%, in the case of termination because of a breach by the Company and certain other events. If MSD or MST exercises this right, it will be entitled to pay the Company or Newco, as the case may be, the purchase price, plus interest, over time in installments equal to the sum of 5% of MSD Net Sales, as determined in accordance with the MSD agreements, and 20% of the net proceeds realized by MSD from the sale of debt or equity securities in any third party financing after the date of the sale of the Company's or Newco's, as the case may be, interest in MSD.

Following the termination or non-renewal of the joint venture agreement, many of the Company's or Newco's, as the case may be, licenses and other arrangements with MSD and MST will continue indefinitely in accordance with their terms.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Since inception of the joint venture, the Company has utilized the equity method to account for the investment. In conjunction with entering into the MSD agreements and taking into account the progress made by MSD in the development of its products, the Company determined that future contributions to MSD would be made based on the future investment benefit to be obtained by the Company. Therefore, the Company's share of MSD losses totaling $5.2 million and $4.4 million for the three months ended June 30, 2003 and 2002, respectively, have been recorded as Equity in Loss of Affiliate (see Note 3 - Summary of Significant Accounting Policies - New Accounting Standards).

5. NOTE PAYABLE

In March 1999, the Company entered into a debt financing with John Hancock Mutual Life Insurance Company under a Note Purchase Agreement (Notes) from which the Company received $30 million. The 8.5% Senior Secured Notes mature in March 2006 with principal and interest payments of $1.7 million due quarterly through March 2006. Collateral for the debt is represented by royalty payments and rights of the Company to receive monies due pursuant to the Company's license agreement with Roche. Additional collateral is represented by restricted cash (see Note 3), which had a balance of $1.7 million at June 30, 2003. Covenants within the Notes include compliance with annual and quarterly Royalty Payment Coverage Ratios, which are tied to royalty payments and debt service.

On July 9, 2003, the Appellate Court affirmed the Company's right to terminate the Roche license agreement and the Company immediately issued a notice confirming termination of that agreement. Termination of the Roche license led to, among other things, termination of the Company's right to receive royalty payments from Roche on its net sales of products based on the Company's ORIGEN technology. In conjunction with the Roche Transaction, Roche is paying a fixed fee $5 million per month to the Company for the use of ORIGEN technology pending completion of the Roche Transaction (see Note 2).

Termination of the Roche license agreement is an event of default under the Notes. Pursuant to the agreement under which the Notes were issued, if an event of default has occurred and is continuing, the holder of the Notes may declare all of the Notes immediately due and payable. If accelerated, the Company would be obligated to pay the remaining principal amount due of $16.7 million as of June 30, 2003, plus accrued interest and a make-whole amount. The holder of the Notes has indicated that it is prepared to waive such event of default and to secure payment obligations under the Notes by the monthly payments required to be made by Roche pending the closing of the Roche Transaction, and documentation amending the Notes to reflect this change is currently being prepared.


6. SUBORDINATED CONVERTIBLE DEBENTURES

In January 2000, the Company completed a placement of $35 million principal amount of Subordinated Convertible Debentures. The 5% debentures, if not converted, mature in January 2005 with semi-annual interest payments to be made in cash or an equivalent value of common stock. The debentures are redeemable in whole or in part by the Company and are immediately convertible into 1,129,032 shares of the Company's Common Stock, which represents a $31 per share conversion price.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As part of this financing, the Company also issued detachable warrants to purchase 282,258 shares of common stock with an exercise price of $31 per share. Using the Black-Scholes option pricing model and the relative fair value of the warrants and the debentures at the time of issuance, these warrants were valued at approximately $7.0 million. The detachable warrant value has been recorded as a reduction of the face value of the convertible debentures. All warrants remain outstanding as of June 30, 2003.

Costs associated with placing the debentures totaling $1.9 million were deferred and have been netted against the recorded convertible debenture balance. The convertible debenture discount consisting of the warrant value and debt issuance costs is being amortized over the five-year life of the debentures.

7. STOCKHOLDERS' EQUITY

In connection with the exercise of stock in July 2000, the Company granted a loan to the Company's Chief Executive Officer in the principal amount of $2.1 million, maturing in July 2007. The loan is a 6.62% simple interest (paid annually), full recourse loan against all assets of the borrower, collateralized by the pledge of 100,000 shares of the Company's Common Stock owned by the borrower.

8.       LITIGATION

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

The final order of judgment also barred Roche from marketing, selling, placing or distributing outside of its licensed field any products, including its Elecsys diagnostics product line, that are based on the Company's ORIGEN technology.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Roche appealed certain aspects of the final order of judgment to the Appellate Court. In connection with that appeal, Roche posted a $600 million bond to support its financial obligations to the Company under the final order of judgment. During the appeal process Roche was obligated to continue to comply with the terms of the Roche license agreement, including its obligation to continue to pay the Company royalties on Roche's sales of royalty bearing products and to share and deliver improvements. Roche's obligation to pay the $505 million of monetary damages awarded to the Company was suspended until completion of the appeal process.

On July 9, 2003, the Appellate Court issued its ruling on the Roche appeal. The ruling eliminated damages of $486.8 million previously awarded to the Company by the jury, while affirming $18.6 million in compensatory damages, the Company's right to terminate the license agreement between the companies, and the Company's right to certain improvements in certain fields developed by Roche under the license agreement. As part of the Roche Transaction, the Company has suspended its patent infringement actions against Roche in Maryland and Germany pending consummation of the proposed acquisition, with the right to resume the actions should the Roche Transaction not close. Roche has withdrawn its petition for rehearing before the Appellate Court and both companies have agreed not to file any further appeals of the opinion issued by that court.

Other Proceedings

The Company is involved, from time to time, in various other routine legal proceedings arising out of the normal and ordinary operation of its business which it does not anticipate will have a material adverse impact on its business, financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2003 and for the three month periods ended June 30, 2003 and 2002 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2003.

In addition to historical information, this quarterly report contains forward-looking statements within the meaning of the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. All statements that are not statements of historical fact, including statements about markets and potential markets, market growth for diagnostic products, potential impact of competitive products, our expectations regarding future royalties and revenue, the potential market for products in development, prospects for future business arrangements with third parties, financing plans, the outcome of the Roche Transaction, the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, the need for and availability of additional capital are forward-looking statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The words "may," "should," "will," "expect," "could," "anticipate," "believe," "estimate," "plan," "intend" and similar expressions have been used to identify certain of the forward-looking statements. In this quarterly report, we have based these forward-looking statements on management's current expectations, estimates and projections and they are subject to a number of risks, uncertainties and assumptions which could cause actual results to differ materially from those described in the forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

o    the outcome of the Roche Transaction;

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

o    our ability to attract and retain skilled management and employees;

o    protection and validity of patent and other intellectual property rights;
     and

o    changes in general economic, business and industry conditions.

We disclaim any intent or obligation to update these forward-looking statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As used herein, "IGEN", "we", "us" and "our" refer to IGEN International, Inc. and its subsidiaries. ORIGEN(R) refers to our proprietary electrochemiluminescence technology. ORIGEN, IGEN (R), M-SERIES(R), TRICORDER(R) and PATHIGEN(R) are our trademarks. This quarterly report also contains brand names, trademarks or service marks of other companies, and these brand names, trademarks or service marks are the property of those other holders.

Investors and security holders are urged to read the proxy statement/prospectus regarding the business combination transaction referenced in this filing, when it becomes available, because it will contain important information. The proxy statement/prospectus will be filed with the Securities and Exchange Commission by the Company and Newco. Investors and security holders may obtain a free copy of the proxy statement/prospectus (when it is available) and other documents filed by the Company and Newco with the SEC at the SEC's web site at www.sec.gov. The proxy statement/prospectus (when it is available) and these other documents may also be obtained for free from the Company by directing a request to IGEN International, Inc., 16020 Industrial Drive, Gaithersburg, MD 20877, (301) 869-9800, Attention: Secretary.

The Company, its directors, and certain of its executive officers may be considered participants in the solicitation of proxies in connection with the business combination transaction referenced in the foregoing information. Information about the directors and executive officers of the Company and their ownership of the Company's stock is set forth in the Company's Proxy Statement with respect to its Annual Meeting for the year ended March 31, 2003. Investors may obtain additional information regarding the interests of such participants by reading the proxy statement/prospectus when it becomes available.

Roche Transaction

On July 24, 2003, we and Roche jointly announced the Roche Transaction, under which we and they have reached definitive agreements to resolve the long-running dispute on the rights to our ORIGEN, technology used by Roche's diagnostics division. The Roche Transaction has been approved by the Boards of Directors of both companies.

Under the terms of the agreements related to the Roche Transaction, Roche will acquire IGEN, thereby securing rights to ORIGEN technology used in its Elecsys(R) diagnostics product line. For each share of our Common Stock, holders of our Common Stock will receive $47.25 in cash and one share of Newco to be spun off by us in a fully taxable transaction. Newco, which will be 100% owned by our stockholders, will own ORIGEN technology, assume certain of our ongoing businesses and is expected to have approximately $155 million in working capital. This working capital will be provided primarily by Roche as part of the Roche Transaction, in addition to the $47.25 per share cash payment to be made by Roche to our stockholders.

Through the Roche Transaction, Roche will secure, among other assets, new non-exclusive, fully paid-up, worldwide and perpetual rights that will permit Roche to continue to commercialize certain ORIGEN-based immunochemistry systems in the entire human in-vitro diagnostics field, including the continued sale and further development of its Elecsys products for clinical reference laboratories, hospital labs and blood banks.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Improvements of the ECL technology developed by Roche from the beginning of the 1992 license agreement through the closing date of the Roche Transaction will remain with Roche. We will receive a perpetual, worldwide, royalty-free license to all of those improvements.

Upon completion of the Roche Transaction, Newco will be spun-off by us to our stockholders and will hold our patents and assume our biodefense, life science and industrial product lines, as well as opportunities in the clinical diagnostics field. Newco will also hold our equity interest in the MSD joint venture. Newco will be able to address the entire clinical diagnostic market, including the hospital, blood bank and reference lab markets that were previously exclusively held by Roche. Newco will also receive rights to certain improvements relating to Roche's Elecsys product line and royalty-bearing licenses to PCR, a nucleic acid amplification technology, for use in most fields. Newco, which will be named prior to closing the Roche Transaction, will be managed by our current management team and headquartered in Gaithersburg, Maryland. It is expected that Newco's shares will be listed on Nasdaq upon completion of the spin-off.

As part of the Roche Transaction, Roche has paid us $34.2 million representing $18.6 million in cash for compensatory damages as confirmed on July 9, 2003 by the Appellate Court, $10.6 million representing royalties owed to us for the quarter ended June 30, 2003, and $5 million as a monthly fee for July 2003. Effective as of July 1, 2003, there will be no further royalties owed to us, and Roche will pay a fixed fee of $5 million per month to us for the use of ORIGEN technology pending completion of the Roche Transaction. As part of the Roche Transaction, the MSD joint venture agreement will expire. Following completion of the Roche Transaction, Newco will use its working capital to make a final capital contribution of $37.5 million to MSD. Newco's obligation to make this final contribution to MSD is separate from our existing obligation to provide funding to MSD through November 30, 2003.

The Roche Transaction is expected to close by calendar year-end, subject to the approval of our stockholders and receipt of necessary regulatory approvals and other limited closing conditions.

As part of the Roche Transaction, we have filed to suspend our patent infringement actions against Roche in Maryland and Germany pending consummation of the proposed acquisition, with the right to resume the actions should the Roche Transaction not close. Roche has withdrawn its petition for rehearing before the Appellate Court and both companies have agreed not to file any further appeals of the opinion issued by that court.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

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

License Arrangements and Collaborations. We have entered into license arrangements and collaborations with established health care companies to commercialize our ORIGEN technology for clinical testing, which is the diagnostic testing of patient samples to measure the presence of disease and monitor medical conditions. Our licensees have developed multiple product lines for this market based on our ORIGEN technology, and have sold or placed approximately 9,000 ORIGEN based systems with customers worldwide.

These sales and placements have been made predominantly by Roche, which uses our ORIGEN technology for certain segments of the clinical testing market and is the world's leading provider of clinical testing products. Roche has adopted our ORIGEN technology for its Elecsys immunodiagnostic product line (see Roche Transaction above).

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of operations in the future are likely to fluctuate substantially from quarter to quarter as a result of various factors, which include the volume and timing of orders for biodefense products, M-SERIES systems and other products; the timing of instrument deliveries and installations; the success of M-SERIES system upgrades and enhancements; the amount of revenue recognized from royalties and other contract revenues; the mix of products sold; whether instruments are sold to or placed with customers; the timing of the introduction of new products; the volume and timing of product returns and warranty claims; our competitors' introduction of new products; the amount of expenses incurred in connection with the operation of the business, including costs associated with the Roche Transaction, legal fees, research and development costs and sales and marketing costs, including costs for upgrading the M-SERIES system; the timing of the Roche Transaction; the volume of sales to POL customers pending the transfer of such customers' contracts back to Roche on consummation of the Roche Transaction; our share of losses in affiliate; the continued supply of the materials that we use in our products; and, our manufacturing capabilities.

We have experienced significant operating losses each year since inception and expect those losses to continue. Losses have resulted from a combination of lower royalty revenue than we believe we were entitled to under the Roche license agreement, costs incurred in research and development, Roche litigation costs, our share of losses in affiliate, selling costs and other general and administrative costs. We expect to incur additional operating losses as a result of increases in expenses for manufacturing, marketing and sales capabilities, research and product development, general and administrative costs and equity in loss of affiliate, offset in part by lower Roche litigation costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

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

Results of Operations

Quarter Ended June 30, 2003 and 2002.

Revenues. Total revenues for the quarter ended June 30, 2003 increased by approximately $5.1 million or 42% to $17.1 million from $12.0 million in 2002. The revenue growth for the 2003 period was due to increases in product sales and royalty income.

Product sales were $5.4 million in 2003, an increase of 51%, over the comparable prior year period's product sales of $3.6 million. This growth in product sales was from the M-SERIES family of products for life science (an increase of $800,000), and sales of biodefense products for detection of biological agents or toxins (an increase of $1.1 million). We anticipate continued increases in biodefense related sales as a result of our ongoing biodefense initiatives. We have a contract with the DOD for the production of tests for the detection of specific toxins in environmental samples. This contract provides for product sales at the election of the government of up to $23.0 million over four years, with approximately $7.0 million of product sales through June 2004. For each contract year after June 2004, the DOD, at its option, may elect to purchase products from us but has no obligation to do so. Sales to physician office laboratory (POL) customers totaling approximately $600,000 in the current quarter decreased by approximately $100,000 from the prior year. These POL customers are being served by IGEN under the terms of a court order related to Roche selling outside their licensed field and these customers will be transferred back to Roche when the Roche Transaction closes.

Royalty income was $11.6 million in the quarter ended June 30, 2003, an increase of 43% over the prior year's period. Royalties from Roche represent approximately $11.3 million (98%) of the total royalty income for the current quarter as compared to $7.9 million (97%) in the prior year. These increases are attributable to higher Roche sales of its Elecsys and E170 product lines, which are based on our ORIGEN technology that was licensed to Roche under the Roche license agreement. In addition, the current quarter includes a one-time true-up of Roche royalties from prior periods of approximately $700,000. In connection with the signing of the Roche Transaction in July 2003, all amounts due from Roche for royalties through June 30, 2003 were paid and Roche will no longer owe royalties to us. Rather, effective July 1, 2003, Roche will pay us $5 million per month for the use of ORIGEN technology through closing of the Roche Transaction.

Contract fees for the current quarter decreased to $100,000 from $300,000 in the prior year's quarter. These fees related primarily to work completed in conjunction with the development of clinical assays for Roche. Upon the closing of the Roche Transaction, revenue from these fees would cease.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Costs and Expenses. Product costs were $2.6 million (49% of product sales) for the quarter ended June 30, 2003 compared to $1.3 million (37% of product sales) in the prior year. Product costs, as a percentage of product sales in the current year, increased due to costs incurred in connection with the launch of our new M-SERIES 384 instrument and upgraded detection modules for life science customers (8% of product sales in the current quarter), third party leasing costs incurred by us related to instruments being used by POL customers, which were previously paid by Roche (1% of product sales in the current quarter), as well as a change in the product mix (instrumentation vs. consumable reagents) from the prior year.

Research and development expenses decreased by $300,000 (5%) to $5.5 million in the quarter ended June 30, 2003, from $5.8 million in the prior year, due primarily to lower personnel costs. Research and development expenses primarily relate to ongoing development costs and product enhancements associated with the M-SERIES family of products, development of new assays for the life science and clinical markets and research and development of new systems and technologies, including clinical point-of-care products. We expect research and development costs to increase as product development and core research continue to expand, including costs associated with our efforts in developing biodefense testing products.

Selling, general and administrative expenses were $6.1 million in the quarter ended June 30, 2003, an increase of $200,000 (3%) over the same prior year period. This increase was primarily attributable to higher insurance costs and outside professional fees.

Costs related to our litigation with Roche, which include financial and legal advisory fees associated with settlement discussions, increased $2.5 million to $3.6 million for the quarter ended June 30, 2003 compared to $1.1 million in the prior year period. This increase reflects costs incurred related to the appellate phase of the Roche litigation, patent infringement actions prepared by us against Roche and advisors fees associated with settlement discussions with Roche, including discussions related to the Roche Transaction.

Interest and Other Expense. Interest and other expense, net of interest income, was $1.2 million for the quarter ended June 30, 2003, and $800,000 in the prior year's period. This increase resulted primarily from a decline in interest income in the current year period due to lower cash balances, partially offset by lower interest expense.

Equity in Loss of Affiliate. MSD is a joint venture formed by MST and us in 1995. MSD was formed for the development and commercialization of products utilizing a proprietary combination of MST's multi-array technology together with our technology. In conjunction with entering into the MSD agreements and taking into account the progress made by MSD in the development of its products, we determined that future contributions to MSD would be made based on the future investment benefit we expect to obtain. Accordingly, our contributions to MSD have been recorded as Investment in Affiliate and we have recorded approximately 100% of MSD's losses as Equity in Loss of Affiliate. For the three months ended June 30, 2003, our Equity in Loss of Affiliate totaled $5.2 million compared to $4.4 million in the prior year. This increase is due to higher losses incurred by MSD in the current period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Loss. The net loss for current quarter was $7.2 million ($0.30 per common share) compared to a net loss of $7.4 million ($0.33 per common share, after consideration of the effect of preferred dividends) in the same prior year quarter.

Liquidity and Capital Resources

We have financed operations through the sale of preferred and common stock, debt financings and the placement of convertible debentures. In addition, we have received funds from research and licensing agreements, sales of our ORIGEN line of products and royalties from product sales by licensees. As of June 30, 2003, we had $22.3 million in cash, cash equivalents and short-term investments with working capital of $25.6 million.

Net cash provided by operations was $700,000 for the quarter ended June 30, 2003 compared to net cash used in operations totaling $6.6 million in the corresponding prior year period. This increase in cash provided was primarily due to a lower loss from operations in the current period as well as changes to various current assets and liabilities. We have made a commitment with a supplier to purchase approximately $900,000 of instrumentation through January 2004, primarily for use in supplying our biodefense customers.

We used $800,000 of cash for the acquisition of equipment and leasehold improvements during the quarters ended June 30, 2003 and 2002. Our investments in MSD totaled $10.9 million, and $5.0 million for the three months ended June 30, 2003 and 2002, respectively.

We believe material commitments for capital expenditures and additional or expanded facilities may be required in a variety of areas, such as product development programs. We are evaluating new facilities for development, manufacturing and other corporate uses and are in negotiations to secure new space, which if concluded, would result in additional facilities costs. We have not, at this time, made material commitments for any such capital expenditures or facilities and have not secured additional sources, if necessary, to fund such commitments. If we were unable to fund such commitments, we may have to scale back or even eliminate some programs or plans.

Net cash used for financing activities totaled $1.0 million and $1.5 million for the quarters ended June 30, 2003 and 2002, respectively. These uses of funds were due to debt service of $1.3 million and $1.2 million, respectively, offset in both periods by the issuance of common stock from the exercise of stock options that provided proceeds of $300,000. The prior year period also included Series B Convertible Preferred Stock dividend payments of $600,000. During the year ended March 31, 2003, all Series B Convertible Preferred shares were converted into common stock and there are no remaining Series B shares outstanding.

As of June 30, 2003, our material future obligations were as follows:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                                                        Three
                                                        Months
                                                        Ended
                                                      March 31,           Years Ended March 31,
                                                      --------            --------------------                     2009 and
Contractual Obligations (in thousands)     Total         2004        2005        2006        2007        2008     Thereafter
--------------------------------------    -------     --------    ----------------------------------------------------------
Note payable                              $16,727     $ 4,185     $ 6,008     $ 6,534     $     -     $     -     $     -
Subordinated convertible debentures        35,000           -      35,000           -           -           -           -
MSD funding commitment                      9,750       9,750           -           -           -           -           -
Operating and capital leases                5,643       1,639       2,334         654         357         258         401
                                          -------     -------     -------     -------     -------     -------     -------
Total contractual obligations             $67,120     $15,574     $43,342     $ 7,188     $   357     $   258     $   401
                                          -------     -------     -------     -------     -------     -------     -------

MSD is a joint venture formed by MST and us in 1995. As part of the Roche Transaction, our equity interest in the MSD joint venture will be transferred to Newco. Under the MSD agreements, our funding commitment is based on an annual budget of MSD approved by the JVOC, a committee of our Board consisting of independent directors.

Our funding commitment may be satisfied in part through in-kind contributions of scientific and administrative personnel and shared facilities. The JVOC approved funding for MSD for the period from January 1, 2003 to November 30, 2003 in an amount of $20.6 million, subject to a permitted variance of 15%. As of June 30, 2003, our remaining funding commitment to MSD was $9.7 million. For the three months ended June 30, 2003 and 2002, we made total contributions to MSD of $10.9 million and $5.0 million, respectively, including $3.7 million in the current period which related to the permitted budget variances from prior years. Operating leases in the table above excludes amounts expected to be allocated to MSD to meet a portion of our funding commitment.

As part of the Roche Transaction, IGEN, Newco and MSD agreed that the MSD joint venture agreement will expire on the later of (1) November 30, 2003, or (2) the earlier of (a) the date of the completion of the Roche Transaction or (b) the termination of the Roche Transaction in accordance with the terms of the agreements governing such transaction. IGEN, Newco and MSD also agreed that funding for MSD would not be extended other than pursuant to the agreements related to the Roche Transaction. In addition, in accordance with the MSD agreements, MST and MSD have the right to terminate the joint venture agreement under certain circumstances, including (1) breach of our obligations, including our funding obligations to MSD, (2) MSD's termination of Jacob Wohlstadter's employment (other than for cause or disability), (3) if Jacob Wohlstadter is entitled to terminate his employment agreement for good reason (as defined in his employment agreement) or (4) upon a change in control of us, as defined. MSD and Jacob Wohlstadter have each agreed that the Roche Transaction will not constitute a change in control for purposes of the MSD agreements and the Jacob Wohlstadter employment agreement.

Upon the expiration of the MSD joint venture agreement as a result of the completion or termination of the Roche Transaction as described above or the expiration or termination of the joint venture agreement for any other reason, MSD and MST have the right to purchase our or Newco's, as the case may be, interest in MSD for a purchase price equal to fair market value (to be determined in accordance with the provisions and procedures set forth in the MSD agreements, which shall include a determination by appraisers if the parties are unable to agree on fair market value) minus a discount factor varying from 7.5%, in the case of completion or termination of the Roche Transaction and certain other events, to 15%, in the case of termination because of a breach by us and certain other events.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

If MSD or MST exercises this right, it will be entitled to pay us or Newco, as the case may be, the purchase price, plus interest, over time in installments equal to the sum of 5% of MSD Net Sales, as determined in accordance with the MSD agreements, and 20% of the net proceeds realized by MSD from the sale of debt or equity securities in any third party financing after the date of the sale of the our or Newco's, as the case may be, interest in MSD.

Following the termination or non-renewal of the joint venture agreement, many of our or Newco's, as the case may be, licenses and other arrangements with MSD and MST will continue indefinitely in accordance with their terms.

MSD has an employment agreement with Jacob Wohlstadter, its President and Chief Executive Officer, the current term of which runs through November 30, 2004, and provides for a salary of $250,000 for the year ending December 2003. In addition, Jacob Wohlstadter is also eligible to receive, at the discretion of an independent committee of our Board of Directors, an annual cash bonus in an amount not to exceed 20% of his annual salary.

If MSD terminates the employment agreement without cause, or Jacob Wohlstadter terminates the employment agreement for good reason (which includes a "change in control" of IGEN, as defined), Jacob Wohlstadter shall be entitled to receive, in addition to salary and pro rata bonus and adjustments earned through the 60th day following the notice of termination, an amount equal to from 3 to 12 times (depending on the reason for the termination) the monthly pro rata salary, bonus and adjustments in effect at the time of the termination. We are responsible for all amounts payable, costs incurred and other obligations under the employment agreement, which generally are expected to be paid out of our funding commitment to MSD. See Note 4 to our condensed consolidated financial statements in Item 1 above.

All of the descriptions of the MSD joint venture in this Form 10-Q are qualified in their entirety by and incorporate by reference the description of MSD and the impact of the Roche Transaction on MSD in our proxy statement for our annual meeting for the year ended March 31, 2003. Additional information about the MSD joint venture can be found in our filings with the SEC and copies of the licenses and other arrangements with MSD and MST may also be obtained from the SEC.

Roche is permitted to continue to market its Elecsys products within its licensed field for the period from the signing through the closing of the Roche Transaction, as we have agreed not to enforce our termination rights under the Roche license agreement. In the event the Roche Transaction is not completed, we may, at our option, enforce termination of the license agreement and resume our patent infringement actions against Roche. If the Roche Transaction is not consummated and the monthly payments of $5 million from Roche to us were to cease, our results of operations and cash flows would be materially adversely affected unless, and until, we enter into one or more strategic partnerships with other companies that are able to develop and commercialize diagnostic instruments in a manner that provides comparable revenues to us. While we are highly confident that the Roche Transaction will close, we cannot assure you that it will be completed or that we will be able to enter into one or more strategic partnerships on favorable terms, if at all.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

We have a substantial amount of indebtedness, and there is a possibility that we may be unable to generate cash or arrange financing sufficient to pay the principal of, interest on and other amounts due with respect to indebtedness when due, or in the event any of it is accelerated. On July 9, 2003, the Appellate Court affirmed our right to terminate the Roche license agreement and we immediately issued a notice confirming termination of that agreement. Termination of the Roche license led to, among other things, termination of our right to receive royalty payments from Roche on its net sales of products based on our ORIGEN technology. In conjunction with the Roche Transaction, Roche is paying a fixed fee of $5 million per month to us for the use of ORIGEN technology pending completion of the Roche Transaction.

Termination of the Roche license agreement is an event of default under the 8.5% Senior Secured Notes (Notes). Pursuant to the agreement under which the Notes were issued, if an event of default has occurred and is continuing, the holder of the Notes may declare all of the Notes immediately due and payable. If accelerated, we would be obligated to pay the remaining principal amount due of $16.7 million as of June 30, 2003, plus accrued interest and a make-whole amount. The holder of the Notes has indicated that it is prepared to waive such event of default and secure payment obligations under the Notes by the monthly payments required to be made by Roche pending the closing of the Roche Transaction and documentation amending the Notes to reflect the change is currently being prepared. We intend to repay in full the Notes prior to the consummation of the Roche Transaction.

In addition, our indebtedness may require that we dedicate a substantial portion of our expected cash flow from operations to service indebtedness, which would reduce the amount of expected cash flow available for other purposes, including working capital and capital expenditures.

We need substantial amounts of money to fund operations. In this regard, from time to time we have discussions with third parties, including multinational corporations, regarding various business arrangements including distribution, marketing, research and development, joint venture and other business agreements, which could provide for substantial up-front fees or payments. In the event that the Roche Transaction did not close, we would evaluate the advisability and feasibility of a variety of financing alternatives, including issuance of additional debt or equity securities. We cannot assure you that we will successfully complete any of the foregoing arrangements and access to funds could be adversely impacted by many factors, including the completion of the Roche Transaction, the volatility of the price of our common stock, continuing losses from operations, establishment of new business arrangements, the status of new product launches, general market conditions and other factors.

We believe that existing capital resources, together with revenue from each monthly fee from Roche and other royalties, product sales and contract fees will be adequate to fund operations through the middle of calendar year 2004. If we are unable to raise additional capital, or in the event the Roche Transaction was not completed, we may have to scale back, or even eliminate, some programs. Alternatively, we may consider pursuing arrangements with other companies, such as granting licenses or entering into joint ventures or collaborations, on terms that may not be favorable to us.

As of June 30, 2003, we had no off-balance sheet arrangements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

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

Joint Venture Accounting - We account for our ownership in the MSD joint venture on the equity method as we have determined that we do not control MSD's operations. Factors considered in determining our level of control include the fact that we own less than 50% of the voting equity interest in MSD; that we do not have exclusive authority over MSD decision making and have no ability to unilaterally modify the joint venture agreements; and that we have the right to appoint only one out of two seats on MSD's board of managers. A different assessment of these factors could provide for the use of consolidation accounting rather than the equity method, in which case a consolidation of our financial statements with those of MSD would be appropriate. Consolidation accounting would require certain reclassifications within our consolidated financial statements but would not materially effect our financial position or net loss.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses variable interest entities such as the MSD joint venture and provides a framework through which a company assesses consolidation of such entities. We have adopted FIN 46 as of July 1, 2003 and have determined that the MSD joint venture qualifies as a variable interest entity under FIN 46 based on substantially all of MSD's funding being provided by us and our voting rights not being proportional to our obligation to absorb a majority of the potential future losses of our MSD joint venture. Accordingly, beginning July 1, 2003, we will consolidate the financial results of the MSD joint venture. Consolidation accounting will require certain reclassifications within our consolidated financial statements but would not materially effect our financial position or net loss. See Recent Accounting Pronouncements below.

Available-For-Sale Securities - Our short-term investments consist of corporate debt securities that are all due within one year. Due to the fact that market or business conditions may lead us to sell a short-term investment prior to maturity, we classify our short-term investments as "available-for-sale".

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

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

Capitalized Software Costs - We capitalize software development costs incurred subsequent to the establishment of technological feasibility in accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." We apply our judgment in determining when software being developed has reached technological feasibility, and at that point we would capitalize software development costs. Through June 30, 2003, software development has been substantially completed concurrently with the establishment of technological feasibility, and accordingly, no costs have been capitalized to date.

Recent Accounting Pronouncements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of SFAS 123" (SFAS 148). SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation" (SFAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. This pronouncement is effective for both annual and interim periods beginning after December 15, 2002. We have elected to continue to follow the recognition and measurement principles of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," in our accounting for employee stock options. In accordance with SFAS 148, we adopted the disclosure provisions effective for interim periods in our fiscal quarter ending June 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 provides guidance on variable interest entities and the framework through which an enterprise assesses consolidation of a variable interest entity. FIN 46 was effective immediately for variable interest entities created or acquired after January 31, 2003 and is effective July 1, 2003 for variable interest entities created or acquired on or before January 31, 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

We have adopted FIN 46 as of July 1, 2003 and have determined that the MSD joint venture qualifies as a variable interest entity under FIN 46 based on substantially all of MSD's funding being provided by us and our voting rights not being proportional to our obligation to absorb a majority of the potential future losses of our MSD joint venture. Accordingly, beginning July 1, 2003, we will consolidate the financial results of the MSD joint venture. Consolidation accounting will require certain reclassifications within our consolidated financial statements but would not materially effect our financial position or net loss.

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

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Changes in interest rates do not affect interest expense incurred on our long-term borrowings because they bear interest at a fixed rate. The principal terms of this debt are as follows:

o Note payable with John Hancock Life Insurance Company: $30 million principal ($16.7 million principal at June 30, 2003), 8.5% Senior Secured Notes secured by future royalty revenue from Roche, maturing in March 2006 with quarterly principal and interest payments.

o Subordinated convertible debentures: $35 million principal, 5% interest maturing in January 2005 with semi-annual interest payments in cash or equivalent value of Common Stock.

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

Given the amount invested as of June 30, 2003, a 1% change in the LIBOR rate would not have a material effect on our interest income.

We are exposed to changes in exchange rates where we sell direct in local currencies, primarily in the United Kingdom and Germany. Certain other foreign sales are denominated in U.S. dollars and have no exchange rate risk. Gains and losses resulting from foreign currency transactions have historically not been material.

ITEM 4:  CONTROLS AND PROCEDURES

IGEN management, including the Chairman of the Board & Chief Executive Officer (serving as the principal executive officer) and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report

Based on that evaluation, the Chairman of the Board & Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chairman of the Board and Chief Financial Officer completed their evaluation.


PART II           OTHER INFORMATION

Item 1:           Legal Proceedings

                  The information required under this item is incorporated herein by reference to Part I, Item 1 - Notes to Consolidated Financial Statements - Note 8.

Item 3:           Default Upon Senior Secured Notes

                  The information required under this item is incorporated herein by reference to Part I, Item 1 - Notes to Consolidated Financial Statements - Note 5.


Item 5:           Other Information

                  On July 29, 2003, the Company filed with the SEC its proxy statement for the 2003 annual meeting of shareholders. As disclosed in the proxy statement, the date for the 2003 annual meeting of shareholders has been set for December 15, 2003 and the record date for the annual meeting has been fixed at November 4, 2003. The Company may decide to postpone or cancel the annual meeting based on the expected date for completion of the Roche Transaction. The Company will notify shareholders in a timely manner of any postponement or cancellation of the annual meeting by filing a Form 8-K with the SEC prior to the scheduled date.

Item 6:           Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:


On May 16, 2003, we furnished a Current Report on Form 8-K dated May 16, 2003 to report under items 7 and 9 the issuance of a press release announcing our anticipated results of operations for the fiscal year ended March 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            IGEN International, Inc.



Date:   August 14, 2003  /s/George V. Migausky
                         ---------------------------------
                         George V. Migausky
                         Vice President of Finance and Chief Financial Officer
                         (On behalf of the Registrant and as Principal
                          Financial Officer)