Form 10-Q/A
period 2003-09-30
IGEN INTERNATIONAL INC /DE
filed 2004-01-12
CIK 916304

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

                            IGEN International, Inc.
                                    Form 10-Q/A
                    For the Quarter Ended September 30, 2003

                                      INDEX
                                                                                                            PAGE

PART I  FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        Condensed Consolidated Balance Sheets - September 30, 2003 and
        March 31, 2003                                                                                          1
        Condensed Consolidated Statements of Operations - For the three and six
        months ended September 30, 2003 and 2002                                                                2
        Condensed Consolidated Statements of Cash Flows - For the six months
        ended September 30, 2003 and 2002                                                                       3
        Notes to Condensed Consolidated Financial Statements                                                    4

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                                                    16

Item 4: CONTROLS AND PROCEDURES                                                                                36

PART II OTHER INFORMATION

Item 2: CHANGES IN SECURITIES AND USE OF PROCEEDS                                                              36

Item 3: DEFAULT UPON SENIOR SECURED NOTES                                                                      36

SIGNATURES                                                                                                     37



                            IGEN International, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                      September 30, 2003    March 31, 2003
                                                                      ------------------    --------------
ASSETS                                                                       (Unaudited)

CURRENT ASSETS:
Cash and cash equivalents                                                      $  42,478         $  19,447
Short-term investments                                                             7,362            14,798
Accounts receivable, net                                                           5,286            14,536
Inventory                                                                          5,176             5,469
Other current assets                                                               3,181             2,794
                                                                               ---------         ---------
Total current assets                                                              63,483            57,044

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                          5,793             6,456

OTHER NONCURRENT ASSETS:
Investment in joint venture                                                       14,790             9,164
Other                                                                                608             2,602
                                                                               ---------         ---------
TOTAL                                                                          $  84,674         $  75,266
                                                                               =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                          $  12,908         $  12,059
Current portion of notes payable                                                  15,361             5,523
Deferred revenue                                                                     551               507
                                                                               ---------         ---------
Total current liabilities                                                         28,820            18,089
                                                                               ---------         ---------

NONCURRENT LIABILITIES:
Note payable                                                                           -            12,542
Subordinated convertible debentures                                                    -            31,834
Deferred revenue                                                                      26                60
                                                                               ---------         ---------
Total noncurrent liabilities                                                          26            44,436
                                                                               ---------         ---------

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

                            IGEN International, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                    Unaudited

                                                                    Three months ended       Six months ended
                                                                       September 30,            September 30,
                                                                      2003        2002        2003        2002
                                                                      ----        ----        ----        ----
REVENUES:
   Roche revenue                                                  $ 15,310    $  8,407    $ 26,680    $ 16,572
   Product sales                                                     6,152       4,698      11,571       8,290
   Royalties and contract fees                                         333         320         610         562
   Roche litigation judgment                                        18,600           -      18,600           -
                                                                  --------    --------    --------    --------
     Total                                                          40,395      13,425      57,461      25,424
                                                                  --------    --------    --------    --------

OPERATING COSTS AND EXPENSES:
   Product costs                                                     3,512       2,213       6,155       3,545
   Research and development                                          5,060       6,339      10,536      12,107
   Selling, general and administrative                               5,892       6,319      12,005      12,253
   Roche litigation and merger costs                                 4,265         885       7,864       2,026
                                                                  --------    --------    --------    --------
     Total                                                          18,729      15,756      36,560      29,931
                                                                  --------    --------    --------    --------

INCOME (LOSS) FROM OPERATIONS                                       21,666      (2,331)     20,901      (4,507)
                                                                  --------    --------    --------    --------

OTHER (EXPENSE) INCOME:
   Interest expense                                                 (3,535)     (1,444)     (4,856)     (2,861)
   Other income, net                                                   132         465         219       1,119
                                                                  --------    --------    --------    --------
     Total                                                          (3,403)       (979)     (4,637)     (1,742)

EQUITY IN LOSS OF JOINT VENTURE                                     (4,450)     (5,032)     (9,680)     (9,455)
                                                                  --------    --------    --------    --------

NET INCOME (LOSS)                                                   13,813      (8,342)      6,584     (15,704)

PREFERRED DIVIDENDS                                                      -          (3)          -        (201)
                                                                  --------    --------    --------    --------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS             $ 13,813    $ (8,345)   $  6,584    $(15,905)
                                                                  ========    ========    ========    ========

NET INCOME (LOSS) PER COMMON SHARE-BASIC                          $   0.57    $  (0.35)   $   0.28    $  (0.68)
                                                                  ========    ========    ========    ========
NET INCOME (LOSS) PER COMMON SHARE-DILUTED                        $   0.55    $  (0.35)   $   0.26    $  (0.68)
                                                                  ========    ========    ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC                    24,044      23,717      23,903      23,373
                                                                  ========    ========    ========    ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED                  25,133      23,717      24,883      23,373
                                                                  ========    ========    ========    ========


            See notes to condensed consolidated financial statements.

                            IGEN International, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    Unaudited

                                                                                           Six months ended
                                                                                             September 30,
                                                                                           2003        2002
                                                                                           ----        ----
OPERATING ACTIVITIES
Net income (loss)                                                                      $  6,584    $(15,704)
Adjustments to reconcile net income (loss) to net cash provided by (used for)
 operating activities:
   Depreciation and amortization                                                          1,734       2,349
   Equity in loss of joint venture                                                        9,680       9,455
   Amortization of debt discount                                                          3,166         901
   Expense related to stock options                                                         261         184
   Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                                          9,250      (2,190)
      Decrease (increase) in inventory                                                      265         (66)
      Decrease in other current assets                                                    1,503          24
      Increase in non-current assets                                                          -         (10)
      Increase (decrease) in accounts payable and accrued expenses                          849      (3,569)
      Increase (decrease) in deferred revenue                                                10         (55)
                                                                                       --------    --------
         Net cash provided by (used for) operating activities                            33,302      (8,681)
                                                                                       --------    --------

INVESTING ACTIVITIES:
Expenditures for equipment and leasehold improvements                                      (939)     (2,025)
Investments in joint venture                                                            (15,306)    (10,790)
Purchase of short-term investments                                                       (1,694)    (19,311)
Maturities of short-term investments                                                      6,837       2,900
Sales of short-term investments                                                           2,371       1,056
                                                                                       --------    --------
  Net cash used for investing activities                                                 (8,731)    (28,170)
                                                                                       --------    --------

FINANCING ACTIVITIES:
Issuance of common stock, net                                                             1,165         418
Payments on notes payable and capital lease obligations                                  (2,705)     (2,514)
Principal collected on note receivable                                                        -       1,649
Preferred stock dividends paid                                                                -      (3,406)
                                                                                       --------    --------
  Net cash used for financing activities                                                 (1,540)     (3,853)
                                                                                       --------    --------

NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS                                        23,031     (40,704)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           19,447      69,541
                                                                                       --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 42,478    $ 28,837
                                                                                       ========    ========

SUPPLEMENTAL DISCLOSURES:
Cash payments of interest                                                              $  1,598    $  1,836
                                                                                       ========    ========
Accrued preferred dividends                                                            $      -    $    201
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

As part of the merger and related transactions, the Company and Roche have entered into an ongoing litigation agreement providing that all litigation between the parties be suspended pending the completion of the merger (see Note
8). As partial consideration for the ongoing litigation agreement and for Roche's use of ECL technology pending completion of the merger, Roche is obligated to pay the Company a fixed monthly fee of $5.0 million which commenced in July 2003 and will be payable until the completion of the merger. Effective July 1, 2003, there were no further royalties owed to the Company under the Roche license agreement. In addition, in July 2003, Roche paid the Company $18.6 million in cash for damages arising out of the Maryland contract action. As this damage award relates to amounts due to the Company from Roche for the improper calculation of royalties, the $18.6 million has been reflected as revenue in the accompanying consolidated statements of operations consistent with all other royalties received from Roche. See Note 3 for a description of the presentation of Roche revenue in the accompanying consolidated statements of operations.

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

Product sales revenue is recognized when persuasive evidence of an arrangement exists, the price to the buyer is fixed and determinable, collectibility is reasonably assured and the product is shipped to the customer thereby transferring title and risk of loss. For instrument sales, the instrument and related installation are considered to be separate elements under EITF 00-21. Revenue is recognized for the instrument upon shipment and is recognized for the installation when complete based upon the residual value method. For instrument and reagent sales, there is no option of return and refund, only the option to repair or replace. Other than installation required for the instruments, there are no contingencies, allowances or other post-sale obligations. For instrument leases, the instrument rental and related minimum reagent purchases are considered to be separate elements under EITF 00-21 and, accordingly, the sales price is allocated to the two elements based upon their relative fair values. Instrument rental revenue is recognized ratably over the life of the lease agreements and the related reagent revenue is recognized upon shipment. Revenue associated with extended warranty arrangements is recognized over the term of the extended warranty contract.

Royalty income is recorded when earned, based on information provided by licensees.

Revenue from services performed under contracts is recognized when obligations under the contract have been satisfied. The satisfaction of obligations may occur over the term of the underlying customer contract, if the contract is based on the achievement of certain "milestones," or may occur at the end of the underlying customer contract, if based only upon delivery of the final work product.

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

New Accounting Standards - In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 provides guidance on variable interest entities such as the MSD joint venture and the framework through which an enterprise assesses consolidation of a variable interest entity. The Company will adopt FIN 46 as of January 1, 2004 and has determined that MSD qualifies as a variable interest entity based upon the following rationale:

     o The Company has provided substantially all of MSD's funding since inception through capital contributions consisting of class B and C non-voting equity interests. Such funding is not considered "at risk" as the investments do not participate significantly in the profits of MSD given their stated return rates. As such, the "at risk" equity of MSD is insufficient to absorb MSD's expected future losses.

     o The Company holds 31% of the voting rights in MSD while providing 100% of MSD's funding, and the Company is thereby considered to be involved in all of MSD's activities as defined under FIN 46.

As the merger and related transactions do not change the design of or ownership interests in MSD in such a manner that could affect the status of MSD as a variable interest entity or the Company as the primary beneficiary, the Company does not believe they are deemed to be events that would require reassessment of its previous conclusion that MSD qualifies as a variable interest entity under FIN 46 with the Company as the primary beneficiary. Accordingly, beginning January 1, 2004, and continuing to the completion of the merger and related transactions, the Company will consolidate the financial results of MSD. Under the transition guidance of FIN 46, because MSD was created before February 1, 2003, the Company will measure the assets, liabilities and noncontrolling
interests   in  MSD  as  of  January  1,  2004  for   purposes  of  the  initial
consolidation. The amounts of the assets, liabilities and noncontrolling interests will be reflective of their respective carrying amounts had FIN 46 been effective when the Company first met the conditions to be the primary beneficiary of MSD upon MSD's inception in 1995. Such carrying amounts are expected to equal MSD's recorded values, which as of September 30, 2003, were approximately $17.0 million, $1.8 million and $10,000, respectively. As the Company has historically recorded and will continue to record approximately 100% of MSD's losses, it is anticipated that upon implementation of FIN 46, the consolidated net assets of MSD will approximate the book value of the Company's investment in joint venture. As such, consolidation accounting will require certain reclassifications within the Company's consolidated financial statements, but it is not expected to materially effect its financial position or net loss. The required balance sheet reclassifications will reclassify the amounts formerly recorded on a "net" basis as investment in joint venture to be reflected on a "gross" basis primarily as cash, accounts receivable, inventory, fixed assets, accounts payable and accrued expenses. The required statement of operations reclassifications will reclassify the amounts formerly recorded on a "net" basis as equity in loss of joint venture to be reflected on a "gross" basis primarily as revenue, product costs, research and development expenses and selling, general and administrative expenses.

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

MSD has an employment agreement with Mr. Jacob Wohlstadter, its president and chief executive officer, the current term of which runs through November 30, 2004 and provides for a salary at an annual rate of $250,000 through November 30, 2003. In addition, Mr. Jacob Wohlstadter is also eligible to receive, at the discretion of the JVOC, an annual cash bonus in an amount not to exceed 20% of his annual salary. During year ended December 31, 2003, Mr. Jacob Wohlstadter is expected to receive $250,000 from his employment at MSD. If MSD terminates the employment agreement without cause, or Mr. Jacob Wohlstadter terminates the employment agreement for good reason (which includes a "change in control" of the Company, as defined), Mr. Jacob Wohlstadter will be entitled to receive, in addition to salary and pro rata bonus and adjustments earned through the 60th day following the notice of termination, an amount equal to from 3 to 12 times (depending on the reason for the termination) the monthly pro rata salary, bonus and adjustments in effect at the time of the termination. Under the employment agreement Mr. Jacob Wohlstadter is also entitled to receive a gross-up for any "parachute" excise tax imposed on payments made or benefits provided pursuant to the agreement. In addition, upon such a termination prior to the expiration of the MSD joint venture agreement, MSD and MST shall have a joint right to purchase the Company's interest in MSD on terms described above.

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

Since inception of the MSD joint venture, the equity method has been utilized to account for this investment. Prior to July 1, 2001 given MSD's status as a development stage enterprise without having technological fesibility of its intended product offering, the Company considered its investments in MSD to be other than temporarily impaired. As such, any residual investment book value, after recognizing the Company's share of MSD losses in accordance with the equity method, was written off upon contribution. All expenses related to the MSD investment prior to July 1, 2001 were recorded as research and development expenses based upon the signifcance and character of the MSD losses as substantially all contributions supported research and development initiatives. Beginning on July 1, 2001, taking into account the progress made by MSD in the development of its products, the Company determined that no additional impairments were required to its prospective contributions and thus ceased writing-off the amount of its contributions to MSD that were in excess of MSD's losses. At that time, MSD was transitioning from a development stage entity to a commercial enterprise and milestones establishing the continued viability of MSD were first achieved in the quarter ended September 30, 2001. For example, prototypes had been assembled demonstrating product feasibility, and MSD was anticipating initial product launch in approximately one year. As a result of this transition, MSD's expenses were no longer primarily research and development. Accordingly, since July 1, 2001, the Company has recorded only its proportionate share of MSD losses, representing approximately 100% of MSD's losses, for each respective period as equity in loss of joint venture consistent with accounting for equity method investments. During the three months ended September 30, 2003 and 2002 and the six months ended September 30, 2003 and 2002, operating costs allocated to MSD by the Company in connection with shared personnel and facilities totaled $1.9 million, $3.2 million, $4.1 million and $5.8 million, respectively. These allocated operating costs reduced certain operating costs and expenses and increased Equity in Loss of Joint Venture in the accompanying consolidated statements of operations. The Company's Investment in Joint Venture totaled $14.8 million at September 30, 2003. See Note 3 for discussion of consolidation accounting of the MSD investment as of January 1, 2004.

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

As part of the merger and related transactions, Roche is obligated to pay the Company a monthly fee of $5.0 million for the period from July 1, 2003 through the closing of the merger for Roche's use of ECL technology pending completion of the merger (see Notes 2 and 3). Termination of the Roche license agreement is an event of default under the Notes. Pursuant to the agreement under which the Notes were issued, if an event of default has occurred and is continuing, the holder of the Notes may declare all of the Notes immediately due and payable. If accelerated, the Company would be obligated to pay the remaining principal amount due plus accrued interest and a make-whole amount. The holder of the Notes has indicated that it is not planning to declare an event of default or accelerate payment of the Notes pending the closing of the Roche Transaction, of which one condition is that the Company must pay in full all principal and interest due and the make-whole amount. As a result of the potential acceleration, the outstanding Notes balance of $15.4 million, as well as the $1.7 million restricted cash collateral, has been reflected as a current liability and current asset, respectively, in the accompanying condensed consolidated balance sheet as of September 30, 2003.

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

     o our competitors' introduction of new products, which may affect the purchase decision of, or timing of orders by, our customers and prospective customers while the competitors' product is assessed;

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

     o our share of losses in MSD which are based on the operations of MSD, which for the three and six months ended September 30, 2003 totaled $4.5 million and $9.7 million, respectively, compared to $5.0 million and $9.5 million for the three and six months ended September 30, 2002;

     o    the  continued  supply of the materials  that we use in our products;
          and

     o    our manufacturing capabilities.

We have experienced significant operating losses each year since inception and expect those losses to continue. Losses have resulted from a combination of lower royalty revenue than we believe we were entitled to under the Roche license agreement, costs incurred in research and development, Roche litigation costs, our share of losses in joint venture, selling costs and other general and administrative costs.

We expect to incur additional operating losses as a result of increases in expenses for manufacturing, marketing and sales capabilities, research and product development, general and administrative costs and equity in loss of joint venture, offset in part by lower Roche litigation costs and the $18.6 million court judgment Roche paid to us in connection with the Maryland contract litigation.

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

Results of Operations

Quarter and Six Months Ended September 30, 2003 and 2002.

Revenues. Total revenues were $40.4 million and $57.5 million for the quarter and six months ended September 30, 2003, an increase of $27.0 million and $32.1 million, respectively, from $13.4 million and $25.4 million for the corresponding prior year periods. The revenue growth was due primarily to the $18.6 million court judgment Roche paid to us in connection with the Maryland contract litigation between the companies, as well as to increases in product sales ($1.5 million and $3.3 million for the quarter and six months ended September 30, 2003, respectively) and increases in revenue from Roche Diagnostics (Roche revenue) ($6.9 million and $10.1 million for the quarter and six months ended September 30, 2003, respectively).

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

Product sales were $6.2 million and $11.6 million for the quarter and six months ended September 30, 2003, an increase of $1.5 million (31%) and $3.3 million (40%), respectively, from $4.7 million and $8.3 million for the corresponding prior year periods. This growth in product sales was primarily from sales of biodefense products which increased $1.1 million and $2.1 million to $1.9 million and $3.3 million for the quarter and six months ended September 30, 2003, as well as sales of products for the life science market which increased $500,000 and $1.3 million to $3.8 million and $7.1 million for the quarter and six months ended September 30, 2003. We anticipate continued increases in biodefense related sales as a result of our ongoing biodefense initiatives. We have a contract with the DOD pursuant to which the DOD may purchase tests for the detection of specific toxins in environmental samples. Under the contract, the DOD may, at its option, make purchases of up to $23.0 million over a period of up to 48 months. As of September 30, 2003, the DOD had purchased approximately $1.7 million of products and, under the contract, may purchase up to $7.0 million in the 12-month period ending June 2004. Sales of our products for the life science market are subject to a number of uncertainties, including the fact that we are not a party to significant long-term contracts for the sale of our products for the life science market that would provide predictable sales. Therefore, the volume and timing of product orders from our life science customers are based on their requirements, which may vary over time. As a result, we do not have sufficient information to reasonably project our future sales in the life science market. Sales to physician office laboratory (POL) customers were approximately $500,000 and $1.2 million for the quarter and six months ended September 30, 2003, a decrease of approximately $100,000 in each respective period. These POL customers are being served by us under the terms of a court order related to Roche selling outside their licensed field and these customers will remain with IGEN when the proposed Roche transaction is completed.

Royalty and contract fees that are unrelated to Roche were $300,000 and $600,000 for the quarter and six months ended September 30, 2003, respectively, unchanged from the corresponding prior year periods. These fees relate primarily to royalties received in connection with license arrangements for ORIGEN technology with Eisai and BioMerieux.

Operating Costs and Expenses. Product costs were $3.5 million (57% of product sales) and $6.2 million (53% of product sales) for the quarter and six months ended September 30, 2003, and $2.2 million (47% of product sales) and $3.5 million (43% of product sales) for the corresponding prior year periods. Product costs, as a percentage of product sales in the current year, increased due to costs incurred in connection with instrument upgrades (1% and 2% of product sales for the quarter and six months ended September 30, 2003) and detection module upgrades (15% and 10% of product sales for the quarter and six months ended September 30, 2003, respectively) for existing life science customers partially offset by certain third party leasing costs incurred by us in the prior year quarter related to instruments being used by POL customers (3% of product sales for the quarter ended September 30, 2002). The voluntary instrument and detection module upgrades in the current year were provided to enhance overall customer satisfaction. The instrument and detection module upgrade programs will be substantially completed by December 31, 2003. We estimate the associated costs for the instrument and detection module upgrade programs to be approximately $200,000 and $1.4 million, respectively, for the quarter ended December 31, 2003.

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

Equity in Loss of Joint Venture. MSD is a joint venture formed by MST and us in 1995. MSD was formed for the development, manufacture, marketing and sale of products utilizing a combination of MST's multi-array technology together with our technology. We have recorded our proportionate share of MSD losses, representing approximatly 100% of MSD losses, for the quarter and six months ended September 30, 2003 and 2002. For the quarter and six months ended September 30, 2003, our Equity in Loss of Joint Venture was $4.5 million and $9.7 million compared to $5.0 million and $9.5 million in the corresponding prior year periods. MSD's losses changed during the quarter and six months ended September 30, 2003 due to its transition from a development stage entity to a commercial operating company. MSD had not commenced commercial operations during the six months ended September 30, 2002 and its product sales commenced in October 2002. The changes in MSD's losses during the quarter and six months ended September 30, 2003 result primarily from increases in sales and marketing expenses offset by the growth in revenues.

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

Net Income (Loss). The net income was $13.8 million ($0.57 per basic common share and $0.55 per diluted common share) for the quarter compared to a net loss of $8.3 million ($0.35 per basic and diluted common share, after consideration of the effect of preferred dividends) in the corresponding prior year quarter. The net income was $6.6 million ($0.28 per basic common share and $0.26 per diluted common share) for the six months ended September 30, 2003 compared to a net loss of $15.7 million ($0.68 per basic and diluted common share, after consideration of the effect of preferred dividends) in the corresponding prior year period. The earnings improvement from the prior periods is primarily due to the $18.6 million Roche litigation judgment, increased Roche revenue ($6.9 million and $10.1 million for the quarter and six months ended September 30, 2003, respectively) and growth in product sales ($1.5 million and $3.3 million for the quarter and six months ended September 20, 2003, respectively).

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

As of September 30, 2003, our material future obligations were as follows:



                                                            Six Months
                                                              Ended
                                                             March 31,               Years Ended March 31,
                                                             --------  -------------------------------------------------
                                                                                                                2009 and
Contractual Obligations (in thousands)               Total      2004      2005      2006      2007      2008   Thereafter
--------------------------------------               -----      ----      ----      ----      ----      ----   ----------
Notes payable                                      $15,361   $15,361   $     -   $     -   $     -   $     -   $     -
MSD funding commitment                               5,354     5,354         -         -         -         -         -
Operating leases                                    20,565     1,161     3,169     3,228     3,280     3,352     6,375
                                                   -------   -------   -------   -------   -------   -------   -------
Total contractual obligations                      $41,280   $21,876   $ 3,169   $ 3,228   $ 3,280   $ 3,352   $ 6,375
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

MSD has an employment agreement with Jacob Wohlstadter, its President and Chief Executive Officer, the current term of which runs through November 30, 2004, and provides for a salary at an annual rate of $250,000 through November 30, 2003. In addition, Jacob Wohlstadter is also eligible to receive, at the discretion of an independent committee of our board of directors, an annual cash bonus in an amount not to exceed 20% of his annual salary. Jacob Wohlstadter is also entitled to receive pension, welfare and fringe benefits comparable to those received by senior executives of IGEN and other insurance and retirement benefits. If MSD terminates the employment agreement without cause, or Jacob Wohlstadter terminates the employment agreement for good reason (which includes a "change in control" of IGEN, as defined), Jacob Wohlstadter shall be entitled to receive, in addition to salary and pro rata bonus and adjustments earned through the 60th day following the notice of termination, an amount equal to from 3 to 12 times (depending on the reason for the termination) the monthly pro rata salary, bonus and adjustments in effect at the time of the termination. In addition, he is entitled to a gross-up for any "parachute" excise tax that may be imposed on payments made or benefits provided pursuant to the agreement. We are responsible for all amounts payable, costs incurred and other obligations under the employment agreement, which generally are expected to be paid out of our funding commitment to MSD.

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

On July 9, 2003, the Appellate Court affirmed our right to terminate the Roche license agreement and we immediately issued a notice confirming termination of that agreement. Termination of the Roche license agreement led to, among other things, termination of our right to receive royalty payments from Roche on its net sales of products based on our ECL technology. In conjunction with the proposed Roche transaction, Roche is paying a fixed fee of $5.0 million per month to us for the use of ECL technology pending completion of the proposed Roche transaction. Termination of the Roche license agreement is an event of default under the 8.5% Senior Secured Notes (Notes). Pursuant to the agreement under which the Notes were issued, if an event of default has occurred and is continuing, the holder of the Notes may declare all of the Notes immediately due and payable. If accelerated, we would be obligated to pay the remaining principal amount due of $15.4 million as of September 30, 2003, plus accrued interest and a make-whole amount. The holder of the Notes has indicated that it is not planning to declare an event of default or accelerate payment of the Notes pending the closing of the proposed Roche transaction. Prior to the completion of the proposed Roche merger and related transactions, we are obligated to pay in full all principal and interest due and the make-whole amount.

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

Product sales revenue is recognized when persuasive evidence of an arrangement exists, the price to the buyer is fixed and determinable, collectibility is reasonably assured and the product is shipped to the customer thereby transferring title and risk of loss. For instrument sales, the instrument and the related installation are considered to be separate elements under EITF 00-21. Revenue is recognized for the installation upon shipment and is recognized for the installation when complete based upon the residual value method. For instrument and reagent sales, there is no option of return and refund, only the option to repair or replace. Other than the installation required for the instruments, there are no contingencies, allowances or other post-sale obligations. For instrument leases, the instrument rental and related minimum reagent purchases are considered to be separate elements under EITF 00-21 and, accordingly, the sales price is allocated to the two elements based upon their relative fair values. Instrument rental revenue is recognized ratably over life of the lease agreements and the related reagent revenue is recognized upon shipment. Revenue associated with extended warranty arrangements is recognized over the term of the extended warranty contract. Royalty income is recorded when earned based on information provided by licensees.

Revenue from services performed under contracts is recognized when obligations under contract have been satisfied. The satisfaction of obligations may occur over the term of underlying customer contract, if the contract is based on the achievement of certain "milestones," or may occur at the end of the underlying customer contract, if based only upon delivery of the final work product.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 provides guidance on variable interest entities such as the MSD joint venture and the framework through which an enterprise assesses consolidation of a variable interest entity. We will adopt FIN 46 as of January 1, 2004 and have determined that MSD qualifies as a variable interest entity based upon the following rationale:

     o We have provided substantially all of MSD's funding since inception through capital contributions consisting of class B and C non-voting equity interests. Such funding is not considered "at risk" as the investments do not participate significantly in the profits of MSD given their stated return rates. As such, the "at risk" equity of MSD is insufficient to absorb MSD's expected future losses.

     o We hold 31% of the voting rights in MSD while providing 100% of MSD's funding, and we are thereby considered to be involved in all of MSD's activities as defined under FIN 46.

As the merger and related transactions do not change the design of or ownership interests in MSD in such a manner that could affect the status of MSD as a variable interest entity or IGEN as the primary beneficiary, we do not believe they are deemed to be events that would require reassessment of our previous conclusion that MSD qualifies as a variable interest entity under FIN 46 with IGEN as the primary beneficiary. Accordingly, beginning January 1, 2004, and continuing to the completion of the merger and related transactions, we will consolidate the financial results of MSD. Under the transition guidance of FIN 46, because MSD was created before February 1, 2003, we will measure the assets, liabilities and noncontrolling interests in MSD as of January 1, 2004 for purposes of the initial consolidation. The amounts of the assets, liabilities and noncontrolling interests will be reflective of their respective carrying amounts had FIN 46 been effective when we first met the conditions to be the primary beneficiary of MSD upon MSD's inception in 1995. Such carrying amounts are expected to equal MSD's recorded values, which as of September 30, 2003, were approximately $17.0 million, $1.8 million and $10,000, respectively. As we have historically recorded and will continue to record approximately 100% of MSD's losses, it is anticipated that upon implementation of FIN 46, the consolidated net assets of MSD will approximate the book value of our investment in joint venture. As such, consolidation accounting will require certain reclassifications within our consolidated financial statements, but it is not expected to materially effect our financial position or net loss. The required balance sheet reclassifications will reclassify the amounts formerly recorded on a "net" basis as investment in joint venture to be reflected on a "gross" basis primarily as cash, accounts receivable, inventory, fixed assets, accounts payable and accrued expenses. The required statement of operations reclassifications will reclassify the amounts formerly recorded on a "net" basis as equity in loss of joint venture to be reflected on a "gross" basis primarily as revenue, product costs, research and development expenses and selling, general and administrative expenses.

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

Recent Accounting Pronouncements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 provides guidance on variable interest entities such as the MSD joint venture and the framework through which an enterprise assesses consolidation of a variable interest entity. We will adopt FIN 46 as of January 1, 2004 and have determined that MSD qualifies as a variable interest entity based upon the following rationale:

     o We have provided substantially all of MSD's funding since inception through capital contributions consisting of class B and C non-voting equity interests. Such funding is not considered "at risk" as the investments do not participate significantly in the profits of MSD given their stated return rates. As such, the "at risk" equity of MSD is insufficient to absorb MSD's expected future losses.

     o We hold 31% of the voting rights in MSD while providing 100% of MSD's funding, and we are thereby considered to be involved in all of MSD's activities as defined under FIN 46.

As the merger and related transactions do not change the design of or ownership interests in MSD in such a manner that could affect the status of MSD as a variable interest entity or IGEN as the primary beneficiary, we do not believe they are deemed to be events that would require reassessment of our previous conclusion that MSD qualifies as a variable interest entity under FIN 46 with IGEN as the primary beneficiary. Accordingly, beginning January 1, 2004, and continuing to the completion of the merger and related transactions, we will consolidate the financial results of MSD. Under the transition guidance of FIN 46, because MSD was created before February 1, 2003, we will measure the assets, liabilities and noncontrolling interests in MSD as of January 1, 2004 for purposes of the initial consolidation. The amounts of the assets, liabilities and noncontrolling interests will be reflective of their respective carrying amounts had FIN 46 been effective when we first met the conditions to be the primary beneficiary of MSD upon MSD's inception in 1995. Such carrying amounts are expected to equal MSD's recorded values, which as of September 30, 2003, were approximately $17.0 million, $1.8 million and $10,000, respectively. As we have historically recorded and will continue to record approximately 100% of MSD's losses, it is anticipated that upon implementation of FIN 46, the consolidated net assets of MSD will approximate the book value of our investment in joint venture. As such, consolidation accounting will require certain reclassifications within our consolidated financial statements, but it is not expected to materially effect our financial position or net loss. The required balance sheet reclassifications will reclassify the amounts formerly recorded on a "net" basis as investment in joint venture to be reflected on a "gross" basis primarily as cash, accounts receivable, inventory, fixed assets, accounts payable and accrued expenses. The required statement of operations reclassifications will reclassify the amounts formerly recorded on a "net" basis as equity in loss of joint venture to be reflected on a "gross" basis primarily as revenue, product costs, research and development expenses and selling, general and administrative expenses

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

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

ITEM 4:  CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II  OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds

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


                               IGEN International, Inc.



Date: January 12, 2004         /s/ George V. Migausky
                               ----------------------
                               George V. Migausky
                               Vice President of Finance and
                               Chief Financial Officer
                              (On behalf of the Registrant and as
                               Principal Financial Officer)